Form 10QSB
period 1996-06-30
METROBANCORP
filed 1996-08-15
CIK 818999

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-QSB
FILED ON AUGUST 15, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP
EXEMPTION.

U.S. Securities and Exchange Commission
Washington D. C. 20549
Form 10-QSB

X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED JUNE 30, 1996.

Commission file number: 0-23790

MetroBanCorp
(Exact name of small business issuer as specified in its charter)

Indiana
(State or other jurisdiction of incorporation or organization)

35-1712167
(I.R.S. Employer ID No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana
(Address of principal executive offices)

46290
(zip code)

(317) 573-2400
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,681,291

Transitional Small Business Disclosure Format:

Yes       No  X

 METROBANCORP
 INDEX








PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
      Consolidated Statement of Condition
      June 30, 1996 and December 31, 1995. . . . . .... .3

      Consolidated Statement of Operations
      Three Months Ended June 30, 1996 and 1995. . . . . 4

     Consolidated Statement of Operations
     Six Months Ended June 30, 1996 and 1995. . . . . . .5

     Consolidated Statement of Cash Flows
     Six Months Ended June 30, 1996 and 1995 . . .  . . .6

     Notes to Consolidated Financial Statements. . . . . 7

  Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . 8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .15


MetroBanCorp
Part I - Financial Information
Item 1. Financial
Statements Consolidated
Statement of Condition
(unaudited)
(dollars in thousands)

                                    June 30,    Dec. 31,
                                    1996        1995
Assets
Cash and Due from Banks             4,000       11,432
Federal Funds Sold                  1,500        6,650
Total Cash and Cash Equivalents     5,500       18,082
Investment Securities Held to
    Maturity - at Amortized Cost    9,573       10,266
Investment Securities Available
    for Sale - at Market Value      21,095      18,809
Total Investment Securities         30,668      29,075
Loans:
Gross Loans                         65,981      60,452
Less: Allowance for Loan Losses       (892)       (910)
Loans, Net                          65,089      59,542
Premises and Equipment, Net          1,872       1,910
Accrued Interest Receivable            918         953
Core Deposit Intangible, Net           392         463
Deferred Tax Asset                     335         365
Other Assets                           366         489
Total Assets                       105,140     110,879
Liabilities
Deposits
Non- Interest Bearing Demand        16,869      17,983
Interest Bearing:
Savings and Now Accounts            36,083      41,199
Certificates of Deposit of
      $100,000 and over             11,849       8,697
Other Time Deposits                 26,842      26,985
Total Deposits                      91,643      94,864
Securities Sold under
   Agreements to Repurchase          1,300       3,900

Accrued Interest Payable               440        466
Other Liabilities                      526        504
Total Liabilities                   93,909     99,734
Commitments and Contingencies
Shareholders' Equity
Preferred Stock: 1,000,000 shares
  authorized: none outstanding           0          0
Common Stock: Authorized
  Shares - 3,000,000 Issued and
  Outstanding Shares - 1,681,291    11,210     11,210
Accumulated Earnings                   224        119
Net Unrealized Loss on Investment
  Securities Available for Sale       (203)      (184)
Total Shareholders' Equity          11,231     11,145
Total Liabilities and
  Shareholders' Equity             105,140    110,879

See "Notes to Consolidated Financial Statements."




MetroBanCorp
Part I Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                    Three         Three
                                    Months        Months
                                    ended         ended
                                    06/30/96      06/30/95

Interest and Fees on Loans             1,509         1,436
Interest on Invest Securities            407           385
Interest on Federal Funds Sold            30            73
Total Interest Income                   1946          1894

Interest Expense
Interest on Deposits                     860           844
Other Interest Expense                     5            10
Total Interest Expense                   865           854
Net Interest Income                     1081          1040

Provision for Loan Losses                 17            73
Net Interest Income after
     Provision for Loan Losses          1064            967

Other Income
Service Charges on Deposit Accounts       76             77
Other Service Charges                    118            122
Total Other Income                       194            199
Non-Interest Income
Salaries and Employee Benefits           413            379
Occupancy Expense                         55             46
Equipment Expense                         87             47
Advertising and Pubic Relations           40             57
Legal and Professional                    26             17
Data Processing                           60             43
Student Loan Servicing                    28             39
FDIC Insurance Assessment                 45             42
Amortization - Core Deposit Intangible    35             35
Other Expenses                           207            134
Total Non-Interest Expense               996            839

Income Before Income Taxes               262            327
Income Tax Provision                     118            116
Net Income                               144            211

Net Income per Weighted Average Share    .09            .13
Weighted Average Shares
                 Outstanding       1,681,291      1,681,291

See "Notes to Consolidated Financial Statements."


MetroBanCorp
Part I Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                        Six           Six
                                        Months        Months
                                        ended         ended
                                        06/30/96      06/30/95
Interest Income
Interest and Fees on Loans                 2,952         2,723
Interest on Investment Securities            781           773
Interest on Federal Funds Sold                98            74
Total Interest Income                      3,831         3,570

Interest Expense
Interest on Deposits                       1,720         1,520
Other Interest Expense                         9            25
Total Interest Expense                     1,729         1,545
Net Interest Income                        2,102         2,025

Provision for Loan Losses                     33           151
Net Interest Income after
     Provision for Loan Losses             2,069         1,874

Other Income
Service Charges on Deposit Accounts          149           152
Other Service Charges                        193           204
Total Other Income                           342           356

Non-Interest Income
Salaries and Employee Benefits               815           742
Occupancy Expense                            109            92
Equipment Expense                            160            97
Advertising and Pubic Relations              81            108
Legal and Professional                       45             24
Data Processing                              120            88
Student Loan Servicing                       58             81
FDIC Insurance Assessment                    82             85
Amortization - Core Deposit Intangible       70             70
Other Expenses                              378            332
Total Non-Interest Expense                 1918           1719

Income Before Income Taxes                  493            511
Income Tax Provision                        220            209
Net Income                                  273            302

Net Income per Weighted Average Share       .16            .18
Weighted Average Shares Outstanding   1,681,291      1,681,291

See "Notes to Consolidated Financial Statements."



MetroBanCorp
Part I - Financial Information
Item 1. - Financial
Statements Consolidated
Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                        Six Months      Six Months
                                        ended           ended
                                        June 30, 1996   June 30, 1995
Cash Flows from Operating Activities:
Net Income                                   273             302
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses                     33             151
Deferred Income Tax Provision/(Benefit)       17            (144)
Depreciation and Amortization                194             153
Gain on Sale of Real Estate                  (35)              0
Net  (Gain)/Loss on Sale of Securities        12              (2)
(Increase)/Decrease in Accrued Interest Rec.  35             (64)
Decrease in Other Assets                     123             262
Decrease in Accrued Interest Payable         (26)            (13)
Increase in Other Liabilities                20              160
Total Adjustments                            373             503
Net Cash flows Provided by Operating Act.    646             805

Cash flows from Investing Activities
Proceeds from maturities of Investment
     Securities Held to maturity          1,184                8
Purchases of Invest Sec Held to Maturity      0                0
Proceeds from sales of Invest Sec
     Available for Sale                   2,365              489
Purchases of Invest Securities
     Available for Sale                  (5,123)             831
Proceeds from the Repayment of
     Student Loans                        1,280                0
Net Loans made to Customers              (6,860)          (3,064)
Purchases of Premises and Equipment        (494)            (366)
Proceeds from the Sale of Real Estate       409                0
Net cash flows used in Investing Act.    (7,239)          (2,102)

Cash flows from Financing Activities:
Net Increase/(Decrease) in Demand Deposits
     NOW and Savings Accounts            (6,230)             513
Net Increase in Certificates of Deposit   3,009            3,063
Net Securities sold under an
     Agreement to Repurchase             (2,600)           4,100
Payment of Dividends                       (168)               0
Net Cash flows provided by /(Used in )
               Financing Activities      (5,989)           7,676
Net Decrease in Cash and Cash
                    Equivalents         (12,582)           6,379
Cash and Cash Equivalents at
               Beg of Period             18,082            4,296

Cash and Cash Equivalents at
               end of Period              5,500           10,675

See "Notes to Consolidated Financial Statements."

MetroBanCorp
Notes to Consolidated Financial Statements

 1.  Basis of Presentation

     The   consolidated  financial  statements  include  the
     accounts   of MetroBanCorp  and  its  wholly-owned
     affiliate, MetroBank (together; "Metro"). All significant intercompany transactions and balances have been eliminated.

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial position of Metro as of June 30, 1996 and December 31, 1995, and the results of its operations for the three months and six months ended June 30, 1996 and 1995, and its statement of cash flows for the six months ended June 30, 1996 and 1995.

     These statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1995.

2.   Investments

     The market value and amortized cost of investment securities as of June 30, 1996 are set forth below:


                                    Market Value    Amortized Cost
Held to Maturity, at amortized cost  $ 8,804,000      $ 9,573,000
Available for Sale, at  market value  21,095,000       21,439,000
            Total Investments        $29,899,000      $31,012,000

3.   Allowance for Loan and Lease Losses

     Metro adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118, on January 1,
     1995. As of June 30, 1996, Metro had investments in loans which are impaired in accordance with SFAS
     No.  114  and  118  of $216,000.  Of this amount, $192,000 had no related specific allowance. The remaining impaired loans had a specific allowance of $24,000. Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified non-accrual.
     For loans which receive the classification of non-accrual during the current period, interest accrued to date is charged against current earnings. All payments received for a loan which is classified as non-accrual are utilized to reduce the principal outstanding.

     For the six months ended June 30, 1996, the average balance of impaired loans was $111,799. Additionally, there was no interest income earned on these loans during 1996.

4. The Financial Accounting Standards Board has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which modifies the accounting for mortgage servicing rights to allow the recognition of servicing assets whether they are purchased or originated.
     The provisions of this statement were adopted effective January 1, 1996, and did not have a material effect on Metro's consolidated financial condition or results of operations.

ITEM 2. , MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro and MetroBank ( "Bank" ), as of June 30, 1996 as compared to December 31, 1995, and the results of operations for the three and six month periods ending June 30, 1996 and 1995.

FINANCIAL CONDITION

At June 30, 1996, Metro had total assets of $105.1 million, a decrease of $5.7 million or 5.2 percent from December 31, 1995. This decrease resulted principally from a decrease in the Bank's interest bearing deposits and securities sold under agreements to repurchase.

Consolidated earning assets amounted to $98.1 million or 93.3 percent of total assets at June 30, 1996. The principal components of earning assets were loans in the amount of $66.0 million or 67.3 percent of total earning assets, and investment securities of $30.7 million or 31.3 percent of total earning
assets.   Federal funds sold amounted  to  $1.5  million  or 1.4
percent  of  total  earning assets at June 30,  1996.   Earning
assets at December 31, 1995 were $96.2 million. Earning assets as a percentage of total assets amounted to 86.7 percent at December 31, 1995. This increase in earning assets in 1996 is due principally to increases in both the loan and investment portfolios during the first two quarters of 1996, combined with a decrease in non-earning assets.

LOANS

Total loans outstanding increased $5.5 million or 9.1 percent since December 31, 1995 due to an increase in short and intermediate term commercial and installment loans. This increase is a result of growth in the Bank's indirect lending portfolio as well as growth in the commercial portfolio. New business has been generated by the hiring of an experienced lender, as well as seasonal agricultural lending in the first two quarters of 1996. The overall loan demand has been relatively strong in the Bank's local marketplace.

At June 30, 1996, net loans amounted to 61.9 percent of total assets as compared to 53.7 percent at year end 1995. The
Bank's loan to deposit ratio, which is one measure of liquidity, was 72.0 percent at June 30, 1996, as compared to 63.7 percent at year end 1995.
             (This space intentionally left blank)


Loan Portfolio at Period-End
(dollars in thousands)

                             June 30, 1996   Dec. 31, 1995  %change
Commercial and Financial      35,770         31,122         14.9%
Real Estate - Construction     3,745          2,251         66.4%
Mortgage Loans                   735            838        (12.3%)
Installment Loans             14,012         13,242          5.8%
Student Loans                 11,719         12,999         (9.8%)

Total Loans                   65,981         60,452          9.1%

Less: Allow for Loan Losses      892            910

Net Loans                     65,089         59,542


Delinquent loans at June 30, 1996 were $1.5 million, representing 2.3 percent of total loans. At December 31, 1995, delinquent loans amounted to $1.7 million or 2.8 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Group, Inc. Non-accruing loans at June 30, 1996 amounted to $216,000, as compared to $37,000 at December 31, 1995. Net charged-off loans amounted to $51,000, for the six months ending June 30, 1996.


At June 30, 1996 and December 31, 1995, the Bank had an allowance for loan losses of $892,000 and $910,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.35 percent and 1.51 percent, for June 30, 1996 and December 31, 1995, respectively. The Bank provides for possible loan losses through regular provisions
to the allowance  for loan  losses.   The  provisions are made
at a level which is considered necessary by management to absorb estimated losses in the loan portfolio.


             (This space intentionally left blank)

Allowance for Loan Losses
Six Months ended June 30, 1996
(dollars in thousands)
                                        1996           1995
Allowance for Loan Losses, Jan 1        $910           $586

Loans Charged Off:
Commercial and Financial                 (46)            (5)
Real Estate                                0              0
Installment                               (8)            (2)
Total Charged-Off Loans                  (54)            (7)


Recoveries on Charged-Off Loans:
Commercial and Financial                 1                2
Real Estate                              0                0
Installment                              2                5
Total Recoveries on Charged-off Loans    3                7

Net Charged off Loans                  (51)               0

Provision for Loan Losses               33              151

Allowance for Loan Losses, June 30    $892             $737

Average Loans Outstanding          $62,275          $58,212

Net Charged-Off Loans to Ave Loans    0.08%            0.00%


INVESTMENT SECURITIES

Total  investments  at June 30, 1996 were $30.7 million
compared  to  $29.1 million  at  December 31, 1995. The
increase in this category  amounts   to $1.6  million or 5.5
percent  since December 31, 1995.   In 1996 management has
gradually converted lower yielding federal fund sold to higher yielding investment securities.




DEPOSITS

Total deposits at June 30, 1996 amounted to $91.6 million in comparison to $94.9 million at December 31, 1995, representing a decrease of $3.2 million or 3.4 percent. Since December 31, 1995, non-interest bearing demand deposits decreased by $1.1 million or 6.2 percent, due principally to the run off of deposits that build up at the end of the calendar year. In 1996 interest bearing deposits decreased by $2.1 million or 2.7 percent.







             (This space intentionally left blank)

OTHER LIABILITIES

Liabilities at June 30, 1996 included $1.3 million of securities sold under an agreement to repurchase, a decrease
of $2.6 million since December  31, 1996.   This  decrease  is
due principally to the overall reduction in deposits since 1995 year end, including balances held by certain large customers of the Bank. At June 30, 1996, other liabilities also include accrued interest payable of $440,000 and accrued expense of $526,000.

CAPITAL

Metro's  total capital increased by a net amount of $86,000 or
 .8 percent during the first six months of 1996. Metro's earnings in the first six months of 1996 amounted to $273,000. The net unrealized loss on investment securities available for sale amounted to $203,000 at June 30, 1996,
increasing  by   $19,000  in  1996.   Capital  decreased  by
approximately $168,000 in 1996 following the payment of a cash dividend in June, 1996.

Tier 1, or core capital, for Metro and the Bank consists of shareholders' equity less the net core deposit intangible and the non-qualifying portion of the deferred tax asset plus the net unrealized loss on investment securities available for sale. Total capital includes Tier 1 capital and the
qualifying  portion  of the allowance for loan  losses.   The
minimum requirements for a "well capitalized" classification are a Leverage Ratio of 5 percent, which is tier 1 capital divided by total assets, a Tier 1 Risk-Based Capital Ratio of 6 percent, which is Tier 1 capital divided by total risk-adjusted assets, and a Total Risk-Based Capital Ratio of 10 percent, which is total capital divided by total risk-adjusted assets. Under these guidelines, both Metro and the Bank exceeded the regulatory minimum ratios.

(dollars in thousands)
                                  (Consolidated)
                                    MetroBanCorp       MetroBank
Tier 1 Capital
Shareholders' Equity                 11,231            7,452
Less:Intangible asset, Net             (392)            (392)
Non-qualifying deferred tax assets     (152)               0
Add:
Net Unrealized loss on Invest
 Securities Available for sale          203              189
Total Tier 1 Capital                 10,890            7,249

Tier 2 Capital
Add:
   Allowance for loan losses (limited
   to the lesser of 1.25% of adjusted
   total assets or the balance in the
   loan loss reserve account)           807              804
Total Capital                        11,697            8,053

Risk-adjusted assets                 64,479           64,199

Total capital to risk-adjusted assets 18.14%           12.54%
Tier 1 capital to risk-adj assets     16.89%           11.29%
Tier 1 capital to total
         assets   (leverage   ratio)  10.36%            7.14%

RESULTS OF OPERATIONS

NET INCOME

Metro recognized net income in the amount of $273,000 for the six month period ending June 30, 1996 compared to $302,000 for the same period one year earlier.

Following an announcement made earlier in the second quarter of 1996, Metro paid a cash dividend of ten cents ($.10) per share of common stock to shareholders of record at May 14, 1996.
The dividend was paid on June  14, 1996  and  amounted to  a
total of $168,129.   The dividend represents  the second cash
dividend paid in the history of the Corporation.

NET INTEREST INCOME

Net interest income, after provision for loan losses of $33,000, was $2.1 million for six months ending June 30, 1996, compared to $1.9 million for the comparable period of 1995, or an
increase of 10.4 percent compared  to the   same  period  one
year  earlier.    Net  Interest  income  increased principally
due to growth in loans and investments, combined with a reduction in the provision for loan losses for the first two
quarters  of 1996.   The Bank's provision for loan loss expense
was $33,000 at June 30, 1996, compared to $151,000 for the same period in 1995. The provisions made in 1996 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE

Non-interest expense amounted to $1.9 million for six months ending June 30, 1996 compared to $1.7 million for the same period in 1995, with a $199,000 or 11.6 percent increase. The increase in 1996 is primarily attributable to the overhead expense incurred in the strategic deployment of the Bank's automated teller and loan machines in 1996.



              (This space intentionally left blank)

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) Metro held its annual meeting of shareholders on April 25, 1996.

(b) At the annual meeting, Metro's shareholders elected ten directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors, at the annual meeting were as follows:


                                 Number of votes
Director's Name          for         withheld  abstaining
Chris G. Batalis         1,520,555   152,736   8,000
Ike G. Batalis           1,520,555   152,736   8,000
Terry L. Eaton           1,520,855   152,436   8,000
Evans M. Harrell         1,520,855   152,436   8,000
Robert L. Lauth, Jr.     1,520,855   152,436   8,000
Edward G. McMahon        1,520,555   152,736   8,000
Larry E. Reed            1,520,855   152,436   8,000
Russell D. Richardson    1,519,855   153,436   8,000
Edward R Schmidt         1,520,855   152,436   8,000
Donald F. Walter         1,520,855   152,436   8,000

(c) At the annual meeting, Metro's Shareholders ratified the appointment of Arthur Andersen, LLP, Indianapolis, Indiana as independent public accountants for MetroBanCorp and its subsidiaries for the fiscal year ending December 31, 1996.

  for: 1,522,835     withheld:  155,856  abstaining: 2,600

(d) At the annual meeting, Metro's shareholders ratified a proposal to increase the number of shares subject to issuance pursuant to the 1994 Stock Option and Stock
  Appreciation Rights Plan from 24,000 shares of common stock to 74,000 shares of common stock.

  for: 1,473,988    withheld:  195,986  abstaining: 11,317


Item 6.  Exhibits and Reports on Form 8-K.

(b) No reports on Form 8-K were filed during the second quarter of 1996.

                           SIGNATURES




In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        METROBANCORP
                                         (Registrant)
August 14, 1996                    By: /S/  Ike G.Batalis
                                        Ike G. Batalis
                                        Chairman and
                                        President (Principal
                                        Executive Officer)

August 14, 1996                    By: /S/Charles V. Turean
                                        Charles V.Turean
                                        Executive Vice
                                        President
                                        (Principal Financial
                                         and Accounting Officer)