Form 10QSB
period 1996-09-30
METROBANCORP
filed 1996-11-07
CIK 818999

U.S. SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON D.C. 20549
    FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    SEPTEMBER 30, 1996

    COMMISSION FILE NUMBER: 0-23790

    MetroBanCorp
    An Indiana Corporation - I.R.S. No. 35-1712167
    10333 N. Meridian Street, Suite 111
    Indianapolis,  Indiana    46290
    Telephone (317) 573-2400



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No___


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   1,681,291 Shares

Transitional Small Business Disclosure Format:
  Yes___  No X

MetroBanCorp
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
 Consolidated Statement of Condition
 September 30, 1996 and December 31, 1995................3

 Consolidated Statement of Operations
 Three Months Ended September 30, 1996 and 1995..........4

 Consolidated Statement of Operations
 Nine Months Ended September 30, 1996 and 1995...........5

 Consolidated Statement of Cash Flows
 Nine Months Ended September 30, 1996 and 1995...........6

 Notes to Consolidated Financial Statements..............7

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations...........8

PART II. OTHER INFORMATION

Item 6. Exhibits.........................................13

Signatures...............................................14


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Condition
(unaudited)
(dollars in thousands)

                                            09/30/96        12/31/95
                                            --------        --------
Assets
 Cash and Due from Banks.............       $  5,415        $ 11,432
 Federal Funds Sold..................              0           6,650
                                            --------        --------
 Total Cash and Cash Equivalents.....          5,415          18,082

 Investment Securities HTM -at Cost..         10,055          10,266
 Investment Securities AFS -at Market         20,068          18,809
                                            --------        --------
 Total Investment Securities.........         30,123          29,075

 Loans:
  Gross Loans........................         67,295          60,452
  Less: Allowance for Loan Losses....           (910)           (910)
                                            --------        --------
 Loans, Net..........................         66,385          59,542

 Premises and Equipment, Net.........          1,831           1,910
 Accrued Interest Receivable.........            939             953
 Core Deposit Intangible, Net........            357             463
 Deferred Tax Asset..................            348             365
 Other Assets........................            369             489
                                            --------        --------
Total Assets.........................       $105,767        $110,879
                                            ========        ========

Liabilities
 Deposits:
      Non-Interest Bearing Demand....       $ 13,920        $ 17,983
      Interest Bearing:
       	 Savings and NOW Accounts....         38,197          41,199
         CD's of $100,000 and over...         11,128           8,697
         Other Time Deposits.........         26,943          26,985
                                            --------        --------
 Total Deposits......................         90,188          94,864

 Federal Funds Purchased.............          1,600               0
 Securities Sold Under Agreements
      To Repurchase..................          1,500           3,900
 Accrued Interest Payable............            457             466
 Other Liabilities...................            619             504
                                            --------        --------
Total Liabilities....................       $ 94,364        $ 99,734
                                            ========        ========

Commitments and Contingencies                      0               0

Shareholders' Equity
 Preferred Stock:
      1,000,000 Shares Authorized:
      None Outstanding...............              0               0

 Common Stock:
      Authorized Shares - 3,000,000
      Issued & Outstanding
      Shares  1,681,291..............         11,210          11,210

 Accumulated Earnings................            355             119
 Net Unrealized Loss on Investment
      Securities AFS.................           (162)           (184)
                                            --------        --------
Total Shareholders' Equity...........         11,403          11,145
                                            --------        --------
Total Liabilities & Shareholders' Equity    $105,767        $110,879
                                            ========        ========

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                          Three Months     Three Months
                                             ended            ended
                                            09/30/96         09/30/95
                                          -----------      ------------
Interest Income
 Interest and Fees on Loans............       $1,600           $1,504
 Interest on Investment Securities.....          413              355
 Interest on Federal Funds Sold........            4               53
                                              ------           ------
Total Interest Income..................        2,017            1,912

Interest Expense
 Interest on Deposits..................          882              843
 Other Interest........................            8                1
                                              ------           ------
Total Interest Expense.................          890              844
                                              ------           ------
Net Interest Income....................        1,127            1,068
                                              ------           ------
Provision for Loan Losses..............           16               45
                                              ------           ------
Net Interest Income after
  Provision for Loan Losses............        1,111            1,023
                                              ------           ------
Non-Interest Income
 Service Charges on Deposit Accounts...           77               81
 Other Service Charges,
   Commissions and Fees................           84              137
                                              ------           ------
Total Non-Interest Income..............          161              218

Non-Interest Expense
 Salaries and Employee Benefits.........         403              385
 Occupancy Expense......................          63               48
 Equipment Expense......................          80               42
 Advertising & Public Relations.........          46               53
 Legal & Professional Services..........          36                1
 Data Processing........................          49               45
 Student Loan Servicing Fees............          28               33
 FDIC Insurance Assessment..............         105               44
 Amortization of Core Deposit Intangible          35               35
 Other..................................         190              203
                                              ------           ------
Total Non-Interest Expense..............       1,035              889

Income before Income Taxes..............         237              352

Applicable Income Taxes.................         106              142
                                              ------           ------
Net Income..............................      $  131           $  210
                                              ======           ======
Net Income per Weighted Average Share...      $  .08           $  .12

Weighted Average Shares Outstanding.....   1,681,291        1,681,291

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                         Nine Months       Nine Months
                                            ended             ended
                                           09/30/96          09/30/95
                                         -----------       -----------
Interest Income
 Interest and Fees on Loans.............     $4,553           $4,226
 Interest on Investment Securities......      1,193            1,128
 Interest on Federal Funds Sold.........        102              127
                                             ------           ------
Total Interest Income...................      5,848            5,481

Interest Expense
 Interest on Deposits...................      2,601            2,362
 Other Interest.........................         18               26
                                             ------           ------
Total Interest Expense..................      2,619            2,388
                                             ------           ------
Net Interest Income.....................      3,229            3,093
                                             ------           ------
 Provision for Loan Losses..............         49              196
                                             ------           ------
Net Interest Income after
  Provision for Loan Losses.............      3,180            2,897
                                             ------           ------
Non-Interest Income
 Service Charges on Deposit Accounts....        225              233
 Other Service Charges,
       	Commissions and Fees............        277              341
                                             ------           ------
Total Non-Interest Income...............        502              574

Non-Interest Expense
 Salaries and Employee Benefits.........      1,218            1,127
 Occupancy Expense......................        173              140
 Equipment Expense......................        239              139
 Advertising & Public Relations.........        139              161
 Legal & Professional Services..........        103               25
 Data Processing........................        169              133
 Student Loan Servicing Fees............         85              114
 FDIC Insuranance Assessment............        188              129
 Amortization of Core Deposit Intangible        105              105
 Other..................................        533              535
                                             ------           ------
Total Non-Interest Expense..............      2,952            2,608

Income before Income Taxes..............        730              863

Applicable Income Taxes.................        326              351
                                             ------           ------
Net Income..............................     $  404           $  512
                                             ======           ======
Net Income per Weighted Average Share...     $  .24           $  .30

Weighted Average Shares Outstanding.....  1,681,291        1,681,291

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                Nine Months      Nine Months
                                                   ended            ended
                                                  09/30/96         09/30/95
                                                -----------      -----------
Cash Flows from Operating Activities:
Net Income                                         $    404        $   512

Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
     Provision for Loan Losses.................          49             196
     Deferred Income Tax Provision.............           2             246
     Depreciation and Amortization.............         292             227
     Gain on Sale of Real Estate...............         (35)              0
     Net Loss on Sale of Securities............          12               0
     (Increase)/Decrease in Accrued
       Interest Receivable.....................          14             (33)
     Decrease in Other Assets..................         120            (114)
     (Increase)/Decrease in Accrued
       Interest Payable........................          (9)             54
     Increase in Other Liabilities.............         115             269
                                                    -------         -------
  Total Adjustments............................         560             845
                                                    -------         -------
Net Cash Flows Provided by Operating Activities         964           1,357
                                                    -------         -------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Investment
    Securities HTM.............................         211           1,016
  Purchases of Investment Securities HTM.......           0          (2,082)
  Proceeds from Sales of Investment
    Securities AFS.............................       3,526               0
  Purchases of Investment Securities AFS.......      (4,767)              0
  Proceeds from the Repayment of Student Loans.       1,664          46,622
  Proceeds from the Sale of Student Loans......         829               0
  Net Loans made to Customers..................      (9,385)        (49,587)
  Purchases of Premises and Equipment..........        (473)            (73)
  Proceeds from the Sale of Real Estate........         409               0
                                                    -------         -------
Net Cash Flows Used in Investing Activities....      (7,986)         (4,104)
                                                    -------         -------
Cash Flows from Financing Activities:
  Net Increase/(Decrease) in DDA,
    NOW and Savings Accounts...................      (7,065)          4,738
  Net Increase in Certificates of Deposit......       2,388           3,201
  Net Increase in Federal Funds Purchased......       1,600               0
  Net Securities Sold Under an
    Agreement to Repurchase....................      (2,400)         (1,200)
  Payment of Dividends.........................        (168)              0
                                                    -------         -------
Net Cash Flows Provided by/(Used In)
   Financing Activities........................      (5,645)          6,739
                                                    -------         -------
Net Increase/(Decrease) in Cash and
   Cash Equivalents............................     (12,667)          3,992
Cash and Cash Equivalents at
   Beginning of Period.........................      18,082           4,296
                                                    -------        --------
Cash and Cash Equivalents at End of Period.....    $  5,415         $ 8,288
                                                    =======        ========

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Notes to Consolidated Financial Statements

1. Basis of Presentation
   ---------------------

The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 1996 and December 31, 1995, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995, and its statement of cash flows for the nine months ended September 30, 1996 and 1995.

These statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1995.

2. Investments
   -----------

The market value and amortized cost of investment securities of Metro as of September 30, 1996 are set forth below:

                        Market Value            Amortized Cost
                        ------------            --------------
Held to Maturity.....    $ 9,429,000               $10,055,000
Available for Sale...     20,068,000                20,344,000
                        ------------            --------------
Total Investments....    $29,497,000               $30,399,000
                        ============            ==============

3. Allowance for Loan and Lease Losses
   -----------------------------------

Metro adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118, on January 1, 1995. As of September 30, 1996, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $230,000. Of this amount, $197,000 had no related specific allowance. The remaining impaired loans had a specific allowance of $33,000.

Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified non-accrual. For loans which receive the classification of non-accrual during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as non-accrual are utilized to reduce the principal outstanding.

For the nine months ended September 30, 1996, the average balance of impaired loans was $146,993. Additionally, there was no interest income earned on these loans during the first nine months of 1996.

4. The Financial Accounting Standards Board has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which modifies the accounting for mortgage servicing rights to allow the recognition of servicing assets whether they are purchased or originated. Metro adopted the provisions of this statement effective January 1, 1996, but it did not have a material effect on Metro's consolidated financial condition or results of operations.


ITEM 2., MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro and MetroBank
( "Bank" ) as of September 30, 1996 as compared to December 31, 1995, and the results of operations for the three and nine month periods ending September 30, 1996 and 1995.


FINANCIAL CONDITION
-------------------

At September 30, 1996, Metro had total assets of $105.8 million, a decrease of $5.1 million or 4.6 percent from December 31, 1995. This decrease resulted principally from a decrease in the Bank's interest bearing deposits and securities sold under agreements to repurchase.

Consolidated earning assets amounted to $97.4 million or 92.1 percent of total assets at September 30, 1996. The principal components of earning assets were loans in the amount of $67.3 million or 69.1 percent of total earning assets, and investment securities of $30.1 million or 30.9 percent of total earning
assets.   Earning assets at December 31, 1995 were $96.2 million, and as a percentage of total assets amounted to 86.7 percent. This $1.2 million increase in earning assets in 1996 is due principally to increases in both the loan and investment portfolios during the first three quarters of 1996, combined with a decrease in non-earning assets.

LOANS
-----

Total loans outstanding increased $6.8 million or 11.3 percent since December 31, 1995 due to an increase in short-term and intermediate-term commercial and installment loans. This growth is a result of increased indirect lending in home equity loans and new growth in the commercial loan portfolio. New business has also been generated by the hiring of an experienced lender. The overall loan demand has been relatively strong in the local economy.

At September 30, 1996, net loans amounted to 62.8 percent of total assets as compared to 53.7 percent at year end 1995. The Bank's loan to deposit ratio, which is one measure of liquidity, was 73.6 percent at September 30, 1996, as compared to 63.7 percent at year end 1995.


Loan Portfolio at Period-End
(dollars in thousands)
                              September 30,   December 31,      %
                                  1996           1995         Change
                              ------------    -----------     ------
Commercial and Financial.......    $36,482        $31,122       17.2
Real Estate - Construction.....      4,586          2,251      103.7
Mortgage.......................        729            838      -13.0
Installment....................     14,992         13,242       13.2
Student Loans..................     10,506         12,999      -19.2
                                  --------       --------     ------
     Total Loans...............    $67,295        $60,452       11.3%

Less:
Allowance for Loan Losses......        910            910
                                  --------       --------
     Net Loans.................    $66,385        $59,542
                                  ========       ========


Delinquent loans at September 30, 1996 were $1.5 million, representing 2.2 percent of total loans. At December 31, 1995, delinquent loans amounted to $1.7 million or 2.8 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Group, Inc. Non-accruing loans at September 30, 1996 amounted to $230,000, as compared to $37,000 at December 31, 1995. Net charged-off loans amounted to $49,309 for the nine months ending September 30, 1996.

At September 30, 1996 and December 31, 1995, the Bank had an allowance for loan losses of $910,000. The percentage of provision for loan losses to ending loans amounted to 1.35 percent and 1.51 percent for September 30, 1996 and December 31, 1995, respectively. The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of the Bank's loan loss reserve account.


Allowance for Loan Losses
Nine Months ended September  30, 1996 and 1995
(dollars in thousands)

                                                1996            1995
                                              --------        --------
Allowance for Loan Losses, January 1......     $   910         $   586

   Loans Charged-Off:
       	Commercial and Financial..........         (46)            (14)
       	Real Estate.......................           0               0
       	Mortgage..........................           0               0
       	Installment.......................         (10)            (10)
       	Student Loans.....................           0               0
                                              --------        --------
   Total Charged-Off Loans................         (56)            (24)
                                              --------        --------
   Recoveries on Charged-Off Loans:
       	Commercial and Financial..........           5               3
       	Real Estate.......................           0               0
       	Mortgage..........................           0               0
       	Installment.......................           2               5
       	Student Loans.....................           0               0
                                              --------        --------
   Total Recoveries.......................           7               8
                                              --------        --------
   Net Charged-Off Loans..................         (49)            (16)
                                              --------        --------
   Provision for Loan Losses..............          49             196
                                              --------        --------
Allowance for Loan Losses, September 30...     $   910         $   766
                                              ========        ========

   Average Loans Outstanding..............     $63,629         $58,294
                                              ========        ========
Net Charged-Off loans to Average Loans....       0.08%           0.03%
                                              ========        ========


INVESTMENT SECURITIES
---------------------

Total investments at September 30, 1996 were $30.1 million, increasing by $1 million or 3.6 percent from the amount at December 31, 1995.

DEPOSITS
--------

Total deposits at September 30, 1996 amounted to $90.2 million in comparison to $94.9 million at December 31, 1995, representing a decrease of $4.7 million or 4.9 percent. Since December 31, 1995, non-interest bearing demand deposits decreased by $4.1 million or 22.6 percent. This change in demand deposits relates to timing differences of deposits and withdrawals. The Bank typically has a build up of deposits in the fourth quarter, followed by a decline during
the next three quarters.   In the first nine months of 1996, interest bearing
deposits decreased by $614,000 or .8 percent.


OTHER LIABILITIES
-----------------

Liabilities included federal funds purchased and securities sold under an agreement to repurchase, which decreased a net of $800,000 since December 31, 1995. Other liabilities increased to $619,000 from $504,000 from December 31, 1995. Total liabilities decreased by $5.4 million or 5.4 percent to $94.4 million since December 31, 1995.


CAPITAL
-------

Metro's total capital increased by a net amount of $258,000 or 2.3 percent during the first nine months of 1996. Metro's earnings in the first nine months of 1996 amounted to $404,000. The net unrealized loss on investment securities available for sale amounted to $162,000 at September 30, 1996, decreasing by $22,000 or 12 percent in 1996. Capital decreased by approximately $168,000 in 1996 following the payment of a cash dividend in June, 1996.



Tier 1, or core capital, for Metro and the Bank consists of shareholders' equity less the net core deposit intangible and the non-qualifying portion of the deferred tax asset plus the net unrealized loss on investment securities available for sale. Total capital includes Tier 1 capital and the qualifying portion of the allowance for loan losses. The minimum requirements for a "well capitalized" classification are a Leverage Ratio of 5 percent, which is Tier 1 capital divided by average total assets; a Tier 1 Risk-Based Capital Ratio of 6 percent, which is Tier 1 capital divided by total risk-adjusted assets; and a Total Risk-Based Capital Ratio of 10 percent, which is total capital divided by total risk-adjusted assets. Under these guidelines, both Metro and the Bank exceeded the regulatory minimum ratios.


                                         MetroBanCorp
(dollars in thousands)                  (Consolidated)         MetroBank
                                         ------------         -----------
Tier 1 capital:
   Shareholders' Equity................       $11,403             $ 7,619
Less:
   Intangible assets, net..............          (357)               (357)
   Non-qualifying deferred tax assets..          (158)                  0

Add:
   Net Unrealized loss on Investment
      Securities available for sale....           162                 152
                                           ----------          ----------
Total Tier 1 capital...................       $11,050             $ 7,414

Tier 2 capital:
Add:
   Allowance for loan losses (limited
   to  the  lesser of  1.25%  of
   risk-adjusted total assets or the
   balance in the loan loss reserve
   account)............................           836                 825
                                           ----------          ----------
Total capital..........................       $11,886             $ 8,239

Risk-adjusted assets...................      $ 66,913            $ 66,014
                                           ==========          ==========

 Total  capital to risk-adjusted assets        17.76%              12.48%

 Tier 1 capital to risk-adjusted assets        16.51%              11.23%

 Tier 1 capital to average total assets
 (leverage ratio)                              10.60%               7.38%


RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $3.2 million for the nine months ending September 30, 1996, compared to $3.1 million for the comparable period of 1995, for an increase of 4.2 percent. Net Interest income increased principally due to growth in loans and investments, combined with a reduction in the provision for loan losses for the first three quarters
of 1996.   The Bank's provision for loan loss expense was $49,000 at
September 30, 1996, compared to $196,000 for the same period in 1995. The provisions made in 1996 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.



NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.0 million for nine months ending
September 30, 1996 compared to $2.6 million for the same period in 1995, for a $344,000 or 13.2 percent increase. The increase in Metro's non-interest expense is due principally to the recognition of increased deposit insurance fees resulting from a one-time assessment by the FDIC on the Bank to replenish the Savings Association Insurance Fund and the overhead expense incurred with the Bank's automated teller and loan machines deployed in 1996.


NET INCOME
----------

Metro recognized net income in the amount of $404,000 for the nine month period ending September 30, 1996 compared to $512,000 for the same period one year earlier.



PART II-OTHER INFORMATION
-------------------------

Item 5.  Other Information
-------  -----------------

During the third quarter of 1996, the Bank filed an application to establish a new branch office in Noblesville, Indiana. The Bank has received approval for a new branch office from the proper regulatory agencies and anticipates a first quarter, 1997 commencement of operations at such new branch. Presently, certain contractual conditions relating to the new branch remain to be finalized, including execution of a lease agreement, purchasing of equipment, and hiring of personnel. The new branch will occupy approximately 1,200 square feet in a new multi-tenant commercial building currently under construction. The building will be owned by an unaffiliated third party.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibit 27  Financial Data Schedule

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       METROBANCORP
                                                       (Registrant)



November 7, 1996                              By: /S/  Ike G. Batalis
                                                  -------------------
                                                  Ike G. Batalis
                                                  Chairman and President
                                                  (Principal Executive
                                                   Officer)



November 7, 1996                              By: /S/  Charles V. Turean
                                                  ----------------------
                                                  Charles V. Turean
                                                  Executive Vice President
                                                  (Principal Financial and
                                                   Accounting Officer)