Form 10KSB
period 1996-12-31
METROBANCORP
filed 1997-03-28
CIK 818999

U.S. Securities and Exchange Commission
                         Washington D.C. 20549
                             Form 10-KSB

 [X] Annual  report  under  Section  13  or  15(d)  of  the  Securities
     Exchange Act of 1934 for the fiscal  year ended December 31, 1996.

     Commission file number    0-23790

     MetroBanCorp
     An Indiana Corporation - I.R.S. No. 35-1712167
     10333 N. Meridian Street, Suite 111
     Indianapolis, Indiana 46290
     Issuer's telephone number   (317) 573-2400

Securities to be registered under Section 12 (b) of the Act: None.

Securities to be registered under Section 12 (g) of the Act: Common Shares, No Par Value

Check  whether the issuer (1) filed all reports required to be  filed  by
Section  13  or 15(d) of the Securities Exchange Act during the  past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  net  interest income for its most  recent  fiscal  year:
$4,354,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the price of a share of common stock as quoted on the NASDAQ Small-Cap Market on February 28, 1997, was $7,604,228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,681,291.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e. g. annual report to security holders for fiscal year ended December 31, 1996).

Portions of the Registrant's 1996 Annual Report to Shareholders' are incorporated by reference into parts II and III hereof. Portions of the Registrant's Definitive Proxy statement dated March 24, 1997, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                  Form 10-KSB Table of Contents
                  -----------------------------

Part I                                                          Page #
------                                                          ------
Item 1     Description of Business                                 3

Item 2     Description of Property                                10

Ite  3     Legal Proceedings                                      10

Item 4     Submission of Matters to a Vote of
           Security Holders                                       10

Part II
-------

Item 5     Market for Common Equity and
           Related Stockholder Matters                            10

Item 6     Management's Discussion and Analysis of
           Financial Condition and Results of Operations          11

Item 7     Financial Statements                                   11

Item 8     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                 11

Part III
--------

Item 9     Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act                      11

Item 10    Executive Compensation                                 11

Item 11    Security Ownership of Certain Beneficial
           Owners and Management                                  11

Item 12    Certain Relationships and Related
           Transactions                                           12

Item 13    Exhibits and Reports on Form 8-K                       12


Part I.

ITEM 1. DESCRIPTION OF BUSINESS

MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and personal lending and deposit services to its customers located principally in Hamilton and northern Marion Counties, of Indiana, the Bank's primary marketplace. The Bank conducts its business through five banking offices located in Hamilton County. The Bank's products are principally oriented toward consumers and the small- and medium-sized business and professional communities. Beginning in late 1991, the Bank began offering discount brokerage and mortgage lending services. At December 31, 1996, Metro had consolidated total assets of $113.4 million, total deposits of $99.3 million and shareholders' equity of $11.5 million, representing annual increases from 1995 of 2.25 percent, 4.6 percent, and 3.6 percent, respectively.

The Bank's primary market area consists of Hamilton County and northern Marion County, situated in the north central section of the Indianapolis Metropolitan Statistical Area (MSA). Hamilton County is the fastest growing county in the State of Indiana (61.9 percent increase in population between 1980 and 1995). It is also Indiana's most affluent county, with an estimated median household income in
1995 of $53,380. With over 140,000 residents, Hamilton County is known for its high quality residential neighborhoods, premier corporate environment, outstanding public schools and well-developed infrastructure. These characteristics have contributed to dynamic and significant population growth, a low 1.85 percent unemployment rate, and a younger than average resident (33.9 years old) population employed in predominantly professional, managerial, sales and service occupations. Hamilton County is the leading suburban location in greater Indianapolis for headquarters and other office operations of significant companies such as USA Group, Inc. ("USA Group"), Thomson Consumer Electronics, Conseco, Marsh Supermarkets, as well as many large manufacturing and distribution operations.

Since liberalization of Indiana's banking laws in 1985, five of six commercial banks headquartered in Hamilton County have been acquired by bank holding companies located either out-of-county or out-of-state. Those acquirors, with only one exception, have subsequently been acquired by larger, out-of-state bank holding companies. The strategy implemented by Metro's founding investors and its management was designed to capitalize on the customer dissatisfaction which often accompanies centralization of out-of-state customer servicing and standardization of financial products. Management believes that Metro's target customer, i.e. small business owners and professionals, are not only greater users of financial services but also are the most sensitive to such centralization and standardization. Further, it is the belief of management that such users of financial services prefer to do business with a bank with responsive decision making on a local level.

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $113.4 million at December 31, 1996, representing a 34.9 percent average annual growth. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB, in April, 1991, was a contributing factor in this growth. The Bank's asset growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8 percent in 1988 and 117.7 percent in the first full year of operations in 1989 has improved to 76.5 percent in 1996 as Metro has grown into its infrastructure.

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main branch, four traditional staffed branch offices and one automated branch. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. The Bank's branch offices include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank's main office, two traditional staffed offices and the automated branch are leased facilities. The Bank has also deployed numerous automated teller machines (ATM) and automated loan machines (ALM) at sites which are leased from the owners of retail businesses in the market area.

MARKET AREA AND COMPETITION. The Bank's market area, Hamilton and northern Marion Counties, of Indiana, is highly competitive, with numerous other commercial banks having banking or loan production offices in the market place. Many of these banks are affiliated with multi-bank holding companies and have numerous branch offices located throughout the Bank's market area. Two new competing financial banking institutions have entered the Bank's market area in recent months. In addition to competition from commercial banks, competition also exists from savings and loan associations, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market and mutual funds, loan production offices and other providers of financial services in the area. These entities generally have greater financial resources than Metro or the Bank. The Bank competes in the marketplace primarily on the basis of responsible decision making, personal service and, to a lesser degree, price.

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a substantial portfolio of federally guaranteed student loans ("GSLs"). These GSLs are comprised of approximately 6,700 notes made to nearly 1,700 borrowers who are geographically dispersed throughout the United States. These loans are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services ("Loan Services") and USA Funds, respectively, both affiliates of USA Group.

The Bank's GSLs are substantially guaranteed by USA Funds, and are reinsured in various amounts by the federal government. Under HEA and the regulations thereunder, lenders and their assignees making and servicing GSLs and guarantors guaranteeing GSLs are required to follow specified procedures to ensure that the GSLs are properly made and disbursed and repaid on a timely basis by or on behalf of borrowers. Loan Services has agreed, pursuant to a servicing agreement with the Bank, to perform servicing and collection procedures for the GSLs on behalf of the Bank. However, failure to follow these procedures or failure of the seller to follow procedures relating to the origination of any GSL may result either in the federal Department of Education's refusal to make reinsurance payments to USA Funds or to make interest subsidy and special allowance payments to the Bank with respect to the GSLs or in USA Funds refusal to honor its guarantee agreement with the Bank with respect to the GSLs. Failure of USA Funds to receive federal reinsurance payments could adversely affect USA Funds ability or legal obligation to make guarantee payments to the Bank. Loss of such guarantee payments, interest subsidy payments or special allowance payments could adversely affect the Bank and the performance of its GSLs portfolio. The Bank has the right, under certain circumstances specified in the GSL purchase agreement and the servicing agreement, to cause the seller or Loan Services, as the case may be, to reimburse the Bank for accrued interest amounts not guaranteed by Loan Services or for any lost interest subsidy payments and special allowance payments with respect to a GSL as a result of a breach of the seller representations and warranties or Loan Services covenants, as the case may be, with respect to such GSL. There can be no assurance, however, that the seller will have the financial resources, or that Loan Services will have the ability, to do so. The failure of the seller to repurchase or Loan Services to arrange for the repurchase of a GSL would constitute a breach of the related GSL sale agreement or servicing agreement, as the case may be, enforceable by the Bank.

Commercial lending entails a thorough analysis of the borrower, its industry, current and projected economic conditions and various other factors. Depending upon factors such as, but not limited to, collateral, type of loan, loan maturity, and specific loan terms and conditions, various loan-to-value ratios are established upon request for a loan.

The Bank typically requires its commercial/business borrowers to have annual financial statements prepared by independent accountants and, to the extent possible, requires such financial statements to be audited or reviewed by accountants. The Bank requires appraisals in connection with loans secured by real estate. Such appraisals are obtained prior to the time funds are advanced. The Bank also typically requires personal guaranties from principals involved with closely-held corporate borrowers.

The Bank requires completed loan applications, including personal financial information, from all of its consumer borrowers on loans the Bank originates. With respect to consumer loans that are secured, the Bank obtains a valuation of the collateral prior to extending such loans. Loan officers of the Bank are required to complete a debt-to-income analysis that should meet management established lending standards prior to loan approval. Depending upon the type and age of collateral offered, various down payment and equity requirements are set based upon established guidelines. Loan officers are also required to follow all other standard underwriting techniques established by the Bank's management, Board of Directors and primary federal regulatory agency.

The Bank maintains a loan policy which establishes specific lending authority for each of its loan officers. Loans exceeding a loan officer's individual lending authority must be approved by a loan officer with a higher lending authority. All loans for which the borrower's aggregate debt to the Bank exceeds $50,000 but is less than $350,0000 must be reported to the Bank's Management Loan Committee for approval, or informational purposes. Further, secured loans exceeding $350,0000 and unsecured loans exceeding $50,000 must be approved by the Bank's Board of Directors' Loan Committee. The Bank also has established general guidelines relating to the ratio between the loan amount and collateral value which must be met before a loan is approved. All loans are graded prior to being approved using an internally prepared grading system.

Consumer and commercial loans are made primarily in the Bank's designated market area. The Bank anticipates loan demand to increase at a rapid rate in the coming year, but loan balances outstanding to grow more slowly due to management's conservative lending standards. Loans are made for portfolio purposes only and not for resale.

The Bank's Residential Mortgage Loan Department completed its second full year of operations in 1996. The Department offers both conventional and non-conventional mortgages ,as well as construction loans and lot financing. The majority of the loans, and their servicing rights, originated by the Department will be sold in secondary markets.

During the fourth quarter of 1995, MetroBank established an Automated Branch in the Meridian Park Shoppes, located at 12440 N. Meridian Street in Carmel, Indiana. This facility is similar to the Bank's other full service banking facilities; however, due to the technology being utilized at this facility, there are no employees on site. Also during the fourth quarter of 1995, MetroBank became the first midwestern bank to deploy an ALM. This machine allows the user to apply  for  and if approved, receive a complete loan with proceeds  in about ten minutes. The Bank has deployed three of these machines in the following locations: the Bank's Automated Branch, its Ninth Street Noblesville Branch, and a locally owned jewelry store located on the south side of Indianapolis.

BANK HOLDING COMPANY REGULATION. Metro is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary or the bank holding company.

Metro is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without the prior approval of the Federal Reserve. Metro is also prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies and has adopted capital adequacy guidelines for bank holding companies.

Bank holding companies with consolidated assets in excess of $150 million or with consolidated assets of less than $150 million which are engaged in non-bank activity involving significant leverage or which have a significant amount outstanding debt held by the general public are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum ratio of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

Certain regulatory capital ratios for Metro as of December 31, 1996 are shown below:

   Tier 1 Capital to Risk-Weighted Assets.....................  16.52%
   Total Risk Based Capital to Risk-Weighted Assets...........  17.77%
   Tier 1 Leverage Ratio......................................  10.79%

BANK REGULATION. The Bank is organized under the laws of the State of Indiana and is subject to the supervision of the Indiana Department of Financial Institutions ("DFI"), whose examiners conduct periodic examinations of state banks. The Bank is not a member of the Federal Reserve System, so its principal federal regulator is the Federal Deposit Insurance Corporation ("FDIC"), which also conducts periodic examinations of the Bank. A majority of the Bank's deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "Deposit Insurance" following. The deposits acquired from Colonial Central Savings Bank, FSB in 1991 are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the federal Office of Thrift Supervision ("OTS").

Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available to customers within specified time periods.

Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

BANK CAPITAL REQUIREMENTS. The Bank is also required to meet capital adequacy ratios. The FDIC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

Like the capital guidelines established by the Federal Reserve for Metro, these guidelines divide an institution's capital into two tiers. Depository institutions are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In addition, the FDIC has established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for banks that meet certain specified criteria, including that they are in the highest regulatory rating category and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for the Bank at December 31, 1996 are shown below:

   Tier 1 Capital to Risk-Weighted Assets.....................  11.35%
   Total Risk-Based Capital to Risk-Weighted Assets...........  12.61%
   Tier 1 Leverage Ratio......................................   7.58%

The FDIC included, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. On June 26, 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements.

The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management process must contain.

In  August,  1996,  the  Federal Reserve and  the  FDIC  issued  final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the new regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. The regulations became effective on January 1, 1997, but compliance with the regulations is not mandatory until January 1, 1998.

The new regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.

The new regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

It is too early to assess the impact or applicability, if any, of these new rules on Metro and the Bank.

DIVIDEND LIMITATIONS. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to shareholders over the past year has been sufficient to fully fund the dividends, and (ii) the prospective rate or earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Metro's Board of Directors has adopted a policy consistent with these guidelines. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank.

Under Indiana law, the Bank may declare and pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits on hand less losses, bad debts and expenses. The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1996, the Bank's capital levels exceeded the criteria necessary to be designated as a "well capitalized" institution, which requires a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater.

LENDING LIMITS. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount of up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

BRANCHES AND AFFILIATES. Establishment of branches for the Bank is subject to approval of the DFI and FDIC and geographic limits established by state law. Indiana's branch banking law permits a bank having its principal place of business in the State of Indiana to establish branch offices in any county in Indiana without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Indiana without geographic restrictions. Also see "Interstate Banking" following.

The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a parent bank holding company and a subsidiary bank and a bank and its executive officers and affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. As of September 29, 1995, bank holding companies may acquire banks anywhere in the United States subject to certain state restrictions. Beginning June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches on an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state in which the branch is located permits such an acquisition. States may permit interstate branching earlier than June 1, 1997, where both states involved in a bank or branch acquisition expressly permit it by statute. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

An insured bank subsidiary may now act as an agent for an affiliated bank or savings association in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loan obligations) both within the same state and across state lines.


FDICIA. FDICIA accomplished a number of sweeping changes in the regulation of depository institutions. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%, and is "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

"Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and case receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

DEPOSIT INSURANCE. The Bank's deposits are insured up to $100,000 per insured account, partly by the BIF and partly by the SAIF. As an institution whose deposits are insured by BIF and SAIF, the Bank is required to pay deposit insurance premiums to BIF and to SAIF.

The FDIC has adopted rules that implement a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized (2) adequately capitalized, or (3) under capitalized, and one of three subcategories consisting of (a) health, (b) supervisory concern, or
(c) substantial supervisory concern. An institution's assessment rate will depend upon the capital category and supervisory category to which it is assigned. Assessment rates for banks range from 0.04 percent for an institution in the highest category (i.e. well capitalized) to 0.31 percent for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern), and for saving associations the rates range from 0.23 percent for well capitalized institutions to 0.31 percent for institutions in the lowest category. The supervisory subgroups to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

ADDITIONAL MATTERS. In addition to the matters discussed above, Metro and the Bank are subject to additional regulation of their business activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The earnings of financial institutions, including Metro and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Indiana General Assembly and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or Metro and the Bank in particular would be affected thereby.

EMPLOYEES.     At December 31, 1996 the Bank had a total of  43  full-
time equivalent employees. This included 41 full-time and 5 part-time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. The Bank operates three traditional staffed branch offices and one automated branch, of which two facilities are owned by MB Realty, a wholly owned subsidiary of MetroBank. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. The Bank operates a traditional staffed branch, leased from an unaffiliated third party, located at 255 Sheridan Road, Noblesville, Indiana. The Bank's automated branch which is leased from an affiliated third party, is located at 12440 North Meridian Street, Carmel, Indiana. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.

In 1994, MB Realty purchased a parcel of land in Noblesville, Indiana for possible development of a future branch office. This property was  sold  to  an  unaffiliated party in 1996 and is  currently  being developed by the purchaser, into a multi-use building in which the Bank is constructing a branch office. This branch is scheduled to be fully operational at the end of first quarter of 1997. This new branch is located in the Bank's current market area and will provide additional exposure and greater access within Hamilton and northern Marion Counties.

In 1994, MB Realty also purchased a parcel of land in a highly visible Carmel business district for the purpose of relocating its Rangeline Road branch. After extensive evaluation of impending capital expenditures to construct a branch facility at this location, this property is pending sale with an estimated closing date in early 1997. Management will continue to focus on other locations for possible branching opportunities in the Carmel area.

ITEM 3.   LEGAL PROCEEDINGS

There are no pending legal proceedings of a material nature to which Metro or the Bank is a party or in which any of their property is subject, other than routine litigation incidental to the normal business of Metro and the Bank. There is no material legal proceeding in which any director, executive officer, principal shareholder or affiliate of Metro, or any associate of any such director, executive officer, principal shareholder or affiliate, is a party and has an interest adverse to Metro. None of the ordinary routine litigation in which Metro or the Bank is involved is expected to have a material adverse impact upon the financial condition or results of operations of Metro.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of Metro's shareholders.

                               Part II.

ITEM 5.   MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In conjunction with a public offering of common stock completed in the second quarter of 1994, Metro obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "METB". Prior to the public offering there was no active public trading market for shares of Metro common stock ("Common Stock"). The Common Stock was previously traded on a limited basis in the over-the-counter market through brokers and in privately negotiated transactions. Most trades involved transactions directly with a market maker, inter-dealer transactions, or privately negotiated transactions. As a result, Metro was not always aware of the prices at which trades occurred.

At December 31, 1996, there were approximately 344 shareholders of record of Common Stock.

The following table sets forth the high and low bid prices for shares of Common Stock for the quarters during the years indicated, as reported by NASDAQ subsequent to the second quarter for 1994. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                     Bid Price Per Share
                             -----------------------------------
                                  1995                 1996
                             --------------      ---------------
          Quarter             High     Low        High      Low
      ---------------        -----    -----      -----     -----
      First   Quarter        $6.00    $5.00      $7.25     $6.00
      Second  Quarter         6.00     5.25       6.75      5.75
      Third   Quarter         6.50     5.50       6.75      5.75
      Fourth  Quarter         7.25     5.75       6.50      5.25
      ---------------        --------------      ---------------

Metro declared and paid two cash dividends on its shares of Common Stock during 1996. The amount of each dividend was approximately $168,000 or $0.10 per share. Future dividend payments by Metro will be largely dependent upon dividends paid by the Bank and subject to regulatory limitations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 4 through 13, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference in regard to this item.


ITEM 7.  FINANCIAL STATEMENTS

     Pages 14 through 24, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference in regard to this item.


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Pages 5 through 8, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 24, 1997, is incorporated by reference in regard to this item.


ITEM 10.  EXECUTIVE COMPENSATION

     Pages 8 through 12, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 24, 1997, is incorporated by reference in regard to this item.


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
          MANAGEMENT

     Pages 5 through 14, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 24, 1997, is incorporated by reference in regard to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Page 14, of Metro's  Definitive  Proxy Statement for the
     Annual Meeting of Shareholders, dated March 24, 1997, is incorporated by reference in regard to this item.


ITEM 13. EXHIBITS AND REPORTS ON  FORM 8-K

(a) The following Exhibits are being filed as part of this Registration Statement:

           3(i)*          Articles of Incorporation

           3(ii)*         By-Laws

           10.01* Employment Agreement dated December 31, 1992 between Registrant and Ike G.Batalis

           10.02*         Employment Agreement dated July 1, 1991
                          between Registrant and Charles V. Turean

           10.03*         Employment Agreement dated July 1, 1991
                          between Registrant and Andrew E. Illyes

           10.04* Letter of Agreement dated December 31, 1992 between the Registrant and Heptagon, Inc.

           10.05*         Lease dated September 11, 1987 between
                          Registrant and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

           10.06*         Lease dated October 11, 1993 between
                          Registrant and Three Meridian Plaza Company with respect to property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

           10.07*         Form of indemnification Agreement for
                          Directors and Officers of Registrant

           10.08*         Registrant's 1987 Directors' Stock Option
                          Plan

           10.09*         Registrant's  Incorporators' and Founders'
                          Stock Option Plan

           10.10* Registrant's 1987 Stock Option and Stock Appreciation Rights Plan

           10.11*         Registrant's 1991 Directors' Stock Option
                          Plan

           10.12* Registrant's 1991 Stock Option and Stock Appreciation Rights plan

           10.13**        Registrant's Supplemental  Executive
                          Retirement Plan

           10.15*         Student Loan Sale Agreement, dated May 19,
                          1989

           10.16*         Student Loan Sale Agreement, dated July 1,
                          1992

           10.17* Consent to Assignment to Secondary Market Services, Inc. of Student loan purchase and sale agreements effective April 1, 1993

           10.18*         Student Loan Guarantee Agreement, dated
                          August 19, 1998

           10.19          Student Loan Servicing Agreement, dated
                          February 1, 1997 (Confidential)

           10.20**        Registrant's Employees' Thrift and Retirement
                          Plan

           10.20(a)****   Amendment  No. 1, dated October 26, 1995 to
                          the Registrant's Employees' Thrift and
                          Retirement Plan

           10.21*** Registrant's 1994 Stock Option and Stock Appreciation Rights Plan

           10.22***       Registrant's 1994 Directors' Stock Option Plan

           10.23****      Lease dated November 1, 1995 between Registrant
                          and Eaton & Lauth, Meridian Park Shoppes, for property at 12440 North Meridian Street,
                          Carmel, Indiana

           13 The Annual Report to Shareholders of the Company for the year ended December 31, 1996. Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB.


           21*            Subsidiaries of the Registrant

           24             Powers of Attorney

           27             Financial Data Schedule


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 33-75360, filed February 16, 1994.

** Incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-75360, filed March 16, 1994.


*** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1994, filed in August, 1994.

**** Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.


(b) No Reports on Form 8-K were filed during the last quarter of 1996.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        MetroBanCorp
                                        Registrant

Date: March 24, 1997               By:  /s/Ike G. Batalis
                                        -------------------------------
                                        Ike G. Batalis, President


Date: March 24, 1997               By:  /s/Charles V. Turean
                                        -------------------------------
                                        Charles B. Turean
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 24, 1997               By:  CHRIS G. BATALIS*
                                        -------------------------------
                                        Chris G. Batalis, Director

Date: March 24, 1997               By:  TERRY L. EATON*
                                        -------------------------------
                                        Terry L. Eaton, Director

Date: March 24, 1997               By:  EVANS M. HARRELL*
                                        -------------------------------
                                        Evans M. Harrell, Director

Date: March 24, 1997               By:  EDWARD G. MCMAHON*
                                        -------------------------------
                                        Edward G. McMahon, Director

Date: March 24, 1997               By:  ROBERT L. LAUTH, JR.*
                                        -------------------------------
                                        Robert L Lauth, Jr. Director

Date: March 24, 1997               By:  LARRY E. REED*
                                        -------------------------------
                                        Larry E. Reed, Director

Date: March 24, 1997               By:  RUSSELL D. RICHARDSON*
                                        -------------------------------
                                        Russell D. Richardson, Director

Date: March 24, 1997               By:  EDWARD R SCHMIDT*
                                        -------------------------------
                                        Edward R. Schmidt, Director

Date: March 24, 1997               By:  DONALD F. WALTER*
                                        -------------------------------
                                        Donald F. Walter, Director

* By: /s/Ike G. Batalis
      --------------------------------
      Ike G. Batalis, Attorney-in-Fact

                         Index to Exhibits
                         -----------------
                                                             Sequential
  Exhibit                                                       Page
   Number                      Exhibit                         Number
-----------  -----------------------------------------------   ------

3(i)*        Articles of Incorporation of the Registrant         N/A

3(ii)*       By-Laws of the Registrant                           N/A

10.01*       Employment Agreement dated December 31,             N/A
             1992  between Registrant and Ike G. Batalis

10.02*       Employment Agreement dated July 1, 1991             N/A
             between Registrant and Charles V. Turean

10.03*       Employment Agreement dated July 1, 1991             N/A
             between Registrant and Andrew E. Illyes

10.04*       Letter  of Agreement dated December 31, 1992        N/A
             between the Registrant and Heptagon, Inc.

10.05*       Lease  dated September 11, 1987 between             N/A
             Registrant and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

10.06*       Lease  dated October 11, 1993 between               N/A
             Registrant and Three Meridian Plaza Company with respect to property at 10333 North Meridian
             Street, Suite 111, Indianapolis, Indiana

10.07*       Form of indemnification Agreement for Directors     N/A
             and Officers of Registrant

10.08*       Registrant's 1987 Directors' Stock Option Plan      N/A

10.09*       Registrant's Incorporators' and Founders' Stock     N/A
             Option Plan

10.10*       Registrant's 1987 Stock Option and Stock            N/A
             Appreciation Rights Plan

10.11*       Registrant's 1991 Directors' Stock Option Plan      N/A

10.12*       Registrant's 1991 Stock Option and Stock            N/A
             Appreciation Rights Plan

10.13**      Registrant's Supplemental Executive                 N/A
             Retirement Plan

10.15*       Student Loan Sale Agreement, dated May 19, 1989     N/A

10.16*       Student Loan Sale Agreement, dated July 1, 1992     N/A

10.17*       Consent  to Assignment to Secondary Market          N/A
             Services, Inc. of Student loan purchase and sale agreements effective April 1, 1993

10.18*       Student Loan Guarantee Agreement, dated             N/A
             August 19, 1998

10.19        Student Loan Servicing Agreement, dated             N/A
             February 1, 1997 (Confidential)

10.20**      Registrant's Employees' Thrift and Retirement       N/A
             Plan

10.20(a)**** Amendment No. 1, dated October 26, 1995             N/A
             to the Registrant's Employees'Thrift and
             Retirement Plan

10.21***     Registrant's 1994 Stock Option and Stock            N/A
             Appreciation Rights Plan

10.22***     Registrant's 1994 Directors' Stock Option Plan      N/A

10.23****    Lease  dated November 1, 1995 between               N/A
             Registrant and Eaton & Lauth, Meridian
             Park Shoppes, for property at 12440 North
             Meridian Street, Carmel, Indiana

13           The Annual Report to Shareholders of the            17
             Company for the year ended December 31, 1996.
             Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB.

21*          Subsidiaries of the Registrant                      N/A

24           Powers of Attorney                                  57

27           Financial Data Schedule                             58