Form 10QSB
period 1997-03-31
METROBANCORP
filed 1997-05-12
CIK 818999

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB


 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
   March 31, 1997.


Commission file number:    0-23790
                           -------
MetroBanCorp
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Indiana
-----------------------------------------------------------------
(State or other jurisdiction of incorporation or  organization)

35-1712167
-----------------------------------------------------------------
(I.R.S. Employer Identification No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana
-----------------------------------------------------------------
(Address of principal executive offices)

46290                              (317) 573-2400
--------------------------         ------------------------------
(Zip Code)                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,681,291
                                                  ---------

Transitional Small Business Disclosure Format:  Yes___  No  X

MetroBanCorp
FORM 10-QSB
INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statement of Condition
     March 31, 1997 and December 31, 1996                   3

     Consolidated Statement of Operations
     Three Months Ended March 31, 1997 and 1996             4

     Consolidated Statement of Cash Flows
     Three Months Ended March 31, 1997 and 1996             5

     Notes to Consolidated Financial Statements             6

Item 2. Managements's Discussion and Analysis of
        Financial Condition and Results of Operations       7


PART II. OTHER INFORMATION

Item 5. Other Information                                  12

Item 6. Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                 13


EXHIBITS                                                   14


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Condition
(unaudited)
(dollars in thousands)

                                                    03/31/97       12/31/96
                                                    --------       --------
Assets
  Cash and Due from Banks                           $  4,732       $  7,475
  Federal Funds Sold                                       -          6,300
                                                    --------       --------
    Total Cash and Cash Equivalents                    4,732         13,775

  Investment Securities HTM - at Cost                 10,060         10,056
  Investment Securities AFS - at Market               20,370         21,160
                                                    --------       --------
    Total Investment Securities                       30,430         31,216

  Loans:
    Gross Loans                                       69,956         65,385
    Less: Allowance for Loan Losses                     (891)          (866)
                                                    --------       --------
      Loans, Net                                      69,065         64,519

  Premises and Equipment, Net                          1,646          1,821
  Accrued Interest Receivable                            911            871
  Core Deposit Intangible, Net                           287            322
  Deferred Tax Asset                                     376            360
  Other Assets                                           427            499
                                                    --------       --------
    Total Assets                                    $107,874       $113,383
                                                    ========       ========

Liabiities
  Deposits:
    Non-Interest Bearing Demand                     $ 15,057       $ 23,141
    Interest Bearing:
      Savings and Now Accounts                        36,875         35,507
      Time Deposit of $100,000 and above              11,152         10,800
      Other Time Deposits                             29,797         29,836
                                                    --------       --------
  Total Deposits                                      92,881         99,284

  Federal Funds Purchased                                600              -
  Securities Sold under Agreements to Repurchase       1,500          1,500
  Accrued Interest Payable                               462            419
  Other Liabilities                                      881            679
                                                    --------       --------
  Total Liabilities                                   96,324        101,882
                                                    --------       --------
Commitments and Contingencies                              -              -

Shareholders' Equity
  Preferred Stock:
      1,000,000 Shares Authorized; None Outstanding        -              -
  Common Stock:
      3,000,000 Shares Authorized; 1,681,291 Shares
      Issued and Outstanding                          11,210         11,210
  Accumulated Earnings                                   479            407
  Net Unrealized Loss on Investment Securities AFS      (139)          (116)
                                                    --------       --------
  Total Shareholder's Equity                          11,550         11,501
                                                    --------       --------
Total Liabilities and Shareholders' Equity          $107,874       $113,383
                                                    ========       ========

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, execpt share data)

                                                      Three Months Ended
                                                    -----------------------
                                                    03/31/97       03/31/96
                                                    --------       --------
Interest Income
  Interest and Fees on Loans                        $  1,595       $  1,444
  Interest on Investment Securities                      414            373
  Interest on Federal Funds Sold                           4             68
                                                    --------       --------
    Total Interest Income                              2,013          1,885

Interest Expense
  Interest on Deposits                                   869            859
  Other Interest Expense                                   9              4
                                                    --------       --------
    Total Interest Expense                               878            863
                                                    --------       --------
    Net Interest Income                                1,135          1,022
                                                    --------       --------
  Provision for Loan Losses                               29             16
                                                    --------       --------
    Net Interest Income after
    Provision for Loan Losses                          1,106          1,006
                                                    --------       --------
Non-Interest Income
  Service Charges on Deposit Accounts                     75             73
  Loss on Sale of Investment Securities                    -            (12)
  Other Service Charges, Commissions and Fees            169             87
                                                    --------       --------
    Total Non-Interest Income                            244            148

Non-Interest Expense
  Salaries and Employee Benefits                         458            403
  Occupancy Expense                                       74             54
  Equipment Expense                                       82             73
  Advertising and Public Relations                        46             40
  Legal, Professional and Audit Services                  42             21
  Data Processing                                         70             59
  Student Loan Servicing Fees                             22             29
  FDIC Insurance Assessment                               20             37
  Amortization of Core Deposit Intangible                 35             35
  Other                                                  241            172
                                                    --------       --------
    Total Non-Interest Expense                         1,090            923

    Income before Income Taxes                           260            231

    Applicable Income Taxes                              105            102
                                                    --------       --------
Net Income                                          $    155       $    129
                                                    ========       ========

Net Income per Weighted Average Share               $   0.09       $   0.08
Weighted Average Shares Outstanding                1,681,291      1,681,291

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                        Three Months Ended
                                                       --------------------
                                                       03/31/97    03/31/96
                                                       --------    --------
Cash Flows from Operating Activities:

Net Income                                             $    155    $    129

Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
  Provision for Loan Losses                                  29          16
  Deferred Income Tax Provision                               -           9
  Depreciation and Amortization                             102          94
  Gain on Sale of Real Estate                               (56)          -
  Net Loss on Sale of Investment Securities                   -         (12)
  (Increase)/Decrease in Accrued Interest Receivable        (40)         61
  Decrease in Other Assets                                   72         123
  Increase/(Decrease) in Accrued Interest Payable            43          (8)
  Increase in Other Liabilities                             208          64
                                                       --------    --------
  Total Adjustments                                         358         347
                                                       --------    --------
Net Cash Flows Provided by Operating Activities             513         476
                                                       --------    --------

Cash flows from Investing Activities:
  Proceeds from Maturities of Investment Securities HTM       -         318
  Proceeds from Sales of Investment Securities AFS        1,738       2,000
  Purchases of Investment Securities AFS                   (999)     (3,136)
  Proceeds from the Repayment of Student Loans              373         568
  Proceeds from the Sale of Student Loans                   170           2
  Net Loans made to Customers                            (5,118)     (2,151)
  Purchases of Premises and Equipment                      (294)       (194)
  Proceeds from the Sale of Real Estate                     461           -
                                                       --------    --------
Net Cash Flows Used in Investing Activities              (3,669)     (2,593)
                                                       --------    --------

Cash Flows from Financing Activities:
  Net Decrease in DDA, NOW and Savings Accounts          (6,716)     (4,976)
  Net Increase in Time Deposits                             313         982
  Net Increase in Federal Funds Purchased                   600           -
  Net Securities Sold Under an Agreement to Repurchase        -        (900)
  Payment of Dividends                                      (84)          -
                                                       --------    --------
Net Cash Flows Used in Financing Acitivities             (5,887)     (4,894)
                                                       --------    --------
Net Decrease in Cash and Cash Equivalents                (9,043)     (7,011)

Cash and Cash Equivalents at Beginning of Period         13,775      18,082
                                                       --------    --------
Cash and Cash Equivalents at End of Period             $  4,732    $ 11,071
                                                       ========    ========
See "Notes to Consolidated Financial Statements"


                             MetroBanCorp
              Notes to Consolidated Financial Statements

 1.  Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 1997 and December 31, 1996, and the results of its operations and its statement of cash flows for the three months ended March 31, 1997 and 1996.

     These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1996.

2.   Investments
     -----------
     The market value and amortized cost of investment securities of Metro as of March 31, 1997 are set forth below:

                                   Market Value        Amortized Cost
                                   ------------        --------------
     Held to Maturity              $  9,553,000        $   10,060,000
     Available for Sale              20,370,000            20,569,000
                                   ------------        --------------
     Total Investments             $ 29,923,000        $   30,629,000
                                   ============        ==============

3.   Allowance for Loan and Lease Losses
     -----------------------------------
     Metro adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118, on January 1, 1995. As of March 31, 1997, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $13,190. Of this amount, $5,756 had no related specific allowance. The remaining impaired loans had a specific allowance of $7,434.

     Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified non-accrual. For loans which receive the classification of non-accrual during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as non-accrual are utilized to reduce the principal outstanding.

     For the three months ended March 31, 1997, the average balance of impaired loans was $66,574. Additionally, there was no interest income earned on these loans during the first three months of 1997.

4.   Mortgage Servicing Rights
     -------------------------
     The Financial Accounting Standards Board has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which modifies the accounting for mortgage servicing rights to allow the recognition of servicing assets whether they are purchased or originated. Metro adopted the provisions of this statement effective January 1, 1996, and it did not have a material effect on Metro's consolidated financial condition or results of operations.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ------------------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of March 31, 1997 as compared to December 31, 1996, and the results of operations for the three month periods ending March 31, 1997 and 1996.


FINANCIAL CONDITION

At March 31, 1997, Metro had total assets of $107.9 million, a decrease of $5.5 million or 4.9 percent from December 31, 1996. This reduction is due to a decrease in interest bearing deposits and securities sold under agreements to repurchase.

Consolidated earning assets totaled to $100.4 million or 93.0 percent of total assets at March 31, 1997. The principal components of earning assets were loans in the amount of $69.9 million or 69.7 percent of total earning assets, and investment securities of $30.4
million  or 30.3 percent of total earning assets.   Earning assets  at
December 31, 1996 were $102.9 million, and as a percentage of total assets amounted to 90.7 percent. This $2.5 million decrease in
earning assets in the first quarter of 1997 is due principally  to   a
reduction of Federal Funds Sold partially offset by an increase in loans.

LOANS
-----
Total loans outstanding increased $4.6 million or 7.0 percent since December 31, 1996 due to an increase in short-term and intermediate-term commercial and installment loans. This growth is a result of increased indirect lending in installment and new growth in the commercial loan portfolio. The overall loan demand has been relatively strong in Metro's market area.

At March 31, 1997, net loans amounted to 64.0 percent of total assets as compared to 56.9 percent at year end 1996. The Bank's loan to deposit ratio, which is one measure of liquidity, was 74.4 percent at March 31, 1997, as compared to 65.0 percent at year end 1996.

Loan Portfolio at Period-End
(dollars in thousands)

                             03/31/97      12/31/96     % Change
                             --------      --------     --------
Commercial                   $ 39,954      $ 35,064        13.95%
Real Estate - Construction      3,660         3,970        -7.81%
Mortgage                          719           787        -8.64%
Installment                    16,535        15,933         3.78%
Student Loans                   9,088         9,631        -5.64%
                             --------      --------     --------
  Total Loans                $ 69,956      $ 65,385         6.99%

Less: Allowance for Loan
      Losses                     (891)         (866)        2.89%
                             --------      --------     --------
  Net Loans                  $ 69,065      $ 64,519         7.05%
                             ========      ========     ========


Delinquent loans at March 31, 1997 were $1.2 million, representing 1.7 percent of total loans. At December 31, 1996, delinquent loans amounted to $1.3 million or 2.0 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Funds, a subsidiary of USA Group, Inc. Non-accruing loans at March 31, 1997 amounted to $13,190 as compared to $157,443 at December 31, 1996. Net charged-off loans amounted to $3,893 for the three months ending March 31, 1997.


At March 31, 1997 and December 31, 1996, the Bank had an allowance for loan losses of $891,000 and $866,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.27 percent and 1.32 percent for March 31, 1997 and December 31, 1996, respectively. The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of the Bank's loan loss reserve account.

Allowance for Loan Losses
(dollars in thousands)

                                                Three Months Ended
                                              -----------------------
                                              03/31/97       03/31/96
                                              --------       --------
Allowance for Loan Losses, January 1          $    866       $    910

Loans Charged-Off:
     Commercial                                     (9)             -
     Real Estate                                     -              -
     Mortgage                                        -              -
     Installment                                     -             (2)
     Student Loans                                   -              -
                                              --------       --------
Total Charged-Off Loans                             (9)            (2)
                                              --------       --------
Recoveries on Charged-Off Loans:
     Commercial                                      5              1
     Real Estate                                     -              -
     Mortgage                                        -              -
     Installment                                     -              -
     Student Loans                                   -              -
                                              --------       --------
Total Recoveries                                     5              1
                                              --------       --------
Net Charged-Off Loans                               (4)            (1)
                                              --------       --------
Provision for Loan Losses                           29             16
                                              --------       --------
Allowance for Loan Losses, March 31           $    891       $    925
                                              ========       ========
Average Loans Outstanding                     $ 67,456       $ 61,027
                                              ========       ========
Net Charged-Off loans to Average Loans            .006%          .002%
                                              ========       ========


INVESTMENT SECURITIES
---------------------
Total investments at March 31, 1997 were $30.4 million, decreasing by $786,000 or 2.5 percent from the amount at December 31, 1996.

DEPOSITS
--------
Total deposits at March 31, 1997 amounted to $92.9 million in comparison to $99.3 million at December 31, 1996, representing a decrease of $6.4 million or 6.4 percent. Since December 31, 1996, non-interest bearing demand deposits decreased by $8.1 million or 34.9 percent. This change in demand deposits relates to timing differences of deposits and withdrawals. The Bank historically experiences a build up of deposits during the fourth quarter, followed by a decline during the next three quarters. In the first three months of 1997, interest bearing deposits increased by $1.7 million or 2.2 percent.



OTHER LIABILITIES
-----------------
Short-term borrowings, which includes federal funds purchased and securities sold under an agreement to repurchase, increased $600,000 since December 31, 1996. Other liabilities increased to $881,000 from $679,000 from December 31, 1996. Total liabilities decreased by $5.6 million or 5.5 percent to $96.3 million since December 31, 1996.






CAPITAL
-------
Metro's total capital increased by a net amount of $49,000 or .43 percent during the first three months of 1997. Metro's earnings in the first three months of 1997 amounted to $155,000. The net unrealized loss on investment securities available for sale amounted to $139,000 at March 31, 1997, increasing by $23,000 or 19.8 percent since December 31, 1996. During March, 1997, capital decreased by approximately $84,065 in 1997 following the payment of a $.05 cash dividend on 1,681,291 common shares outstanding.


Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of March 31, 1997, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratio's of Metro and the Bank as of March 31, 1997 (dollars in thousands):

                                                             To Be Well
                                                          Capitalized Under
                                                          Prompt Corrective
                                       Actual             Action Provisions
                                 ------------------     ---------------------
                                  Amount     Ratio       Amount        Ratio
                                 --------   -------     --------      -------
Total Capital
(to Risk Weighted Assets)
   Consolidated                   12,282     17.43%      > 7,047      > 10.00%
   Bank                            8,731     12.53%      > 6,967      > 10.00%

Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated                   11,401     16.18%      > 4,228      >  6.00%
   Bank                            7,860     11.28%      > 4,180      >  6.00%

Tier 1 Capital
(to Average Assets)
   Consolidated                   11,401     10.68%      > 5,338      >  5.00%
   Bank                            7,860      7.59%      > 5,178      >  5.00%


As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed its or the Bank's capital category.


RESULTS OF OPERATIONS


NET INTEREST INCOME
-------------------
Net interest income after provision for loan losses was $1.1 million for the three months ending March 31, 1997, compared to $1.0 million for the comparable period of 1996, an increase of 9.9 percent. Net interest income increased principally due to growth in the loan portfolio for the first quarter of 1997. The Bank's provision for loan loss expense was $29,000 for three months ended March 31, 1997, compared to $16,000 for the same period in 1996. The provisions made in 1997 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------
Non-interest expense amounted to $1.1 million for three months ending March 31, 1997, compared to $923,000 for the same period in 1996, amounting to a $167,000 or an 18.1 percent increase. This increase in Metro's non-interest expense is due principally to growth in addition-al staffing, placement of offsite automated teller machines and the opening of a new branch office facility.


NET INCOME
----------
Metro recognized net income of $155,000 for the three month period ending March 31, 1997, compared to $129,000 for the same period one year earlier.



                   PART II-OTHER INFORMATION
                   -------------------------

Item 5.  Other Information
-------  -----------------
During the first quarter of 1997, the Bank opened its Noble Creek banking office located at 2025 Cherry Street , Noblesville, Indiana. This new facility commenced operations on March 18, 1997. The development of the Bank's Noble Creek office is part of the continuing commercial expansion of Noblesville's east side. The new office allows the bank to provide greater convenience and accessibility for local businesses and area residents.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a)  Exhibits:

     Exhibit 10 Lease dated March 18, 1997 between Registrant and Riverview Hospital with respect to property at 2025 Cherry Street, Noblesville, Indiana

     Exhibit 27   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended
     March 31, 1997.

                           SIGNATURES
                           ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        METROBANCORP
                                        (Registrant)



May 12, 1997                            By: /S/  Ike G. Batalis
                                           -----------------------
                                             Ike G. Batalis
                                             Chairman and
                                             President (Principal
                                             Executive Officer)



May 12, 1997                             By: /S/  Charles V. Turean
                                            -----------------------
                                              Charles V. Turean
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)