Form 10QSB
period 1997-06-30
METROBANCORP
filed 1997-08-11
CIK 818999

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB


 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    JUNE 30, 1997.


Commission file number:    0-23790
                           -------

MetroBanCorp
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Indiana
----------------------------------------------------------------
(State or other jurisdiction of incorporation or  organization)

35-1712167
----------------------------------------------------------------
(I.R.S. employer identification no.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana
----------------------------------------------------------------
(Address of principal executive offices)

46290                                (317) 573-2400
----------------------------         ---------------------------
(Zip code)                           (Issuer's telephone number)

http://www.metb.com
----------------------------------------------------------------
(Issuer's internet website address)


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

Transitional Small Business Disclosure Format:  Yes__   No  X


PAGE

MetroBanCorp
FORM 10-QSB
Index

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

             Consolidated Statement of Condition
             June 30, 1997 and December 31, 1996               3

             Consolidated Statement of Operations
             Three Months Ended June 30, 1997 and 1996         4

             Consolidated Statement of Operations
             Six Months Ended June 30, 1997 and 1996           5

             Consolidated Statement of Cash Flows
             Six Months Ended June 30, 1997 and 1996           6

             Notes to Consolidated Financial Statements        7

   Item 2. Management's Discussion and Analysis of
           Finacial Condition and Results of Operations        8



PART II. OTHER INFORMATION                                    13

   Item 4. Submission of Matters to a Vote
           of Security Holders                                13

   Item 5. Other Information                                  14

   Item 6. Exhibits and Reports on Form 8-K                   14

SIGNATURES                                                    15

EXHIBITS                                                      16


MetroBanCorp
Part I - Finanical Information
Item 1. Financial Statements
Consolidated Statement of Condition
(unaudited)
(dollars in thousands)

                                                  06/30/97       12/31/96
                                                 ----------     ----------
Assets
  Cash and Due from Banks                         $   6,257      $   7,475
  Federal Funds Sold                                      -          6,300
                                                 ----------     ----------
    Total Cash and Cash Equivalents                   6,257         13,775

  Investment Securities HTM - at Cost                10,015         10,056
  Investment Securities AFS - at Market              19,478         21,160
                                                 ----------     ----------
    Total Investment Securites                       29,493         31,216

  Loans
    Gross Loans                                      74,049         65,385
    Less: Allowance for Loan Losses                    (890)          (866)
                                                 ----------     ----------
      Loans, Net                                     73,159         64,519

  Premises and Equipment, Net                         1,612          1,821
  Accrued Interest Receivable                           893            871
  Core Deposit Intangible, Net                          252            322
  Deferred Tax Asset                                    325            360
  Other Assets                                          395            499
                                                 ----------     ----------
    Total Assets                                  $ 112,386      $ 113,383
                                                 ==========     ==========

Liabilities
  Deposits:
    Non-Interest Bearing Demand                   $  20,854      $  23,141
    Interest Bearing:
      Savings and Now Accounts                       34,894         35,507
      Time Deposits of $100,000 and Over             12,673         10,800
      Other Time Deposits                            29,903         29,836
                                                 ----------     ----------
        Total Deposits                               98,324         99,284

  Federal Funds Purchased                             1,100              -
  Securities Sold Under Agreements to Repurchase          -          1,500
  Accrued Interest Payable                              501            419
  Other Liabilities                                     791            679
                                                 ----------     ----------
           Total Liabilities                        100,716        101,882
                                                 ----------     ----------

Commitments and Contingencies                             -              -

Shareholders' Equity
  Preferred Stock: 1,000,000 Shares
        Authorized; None Outstanding                      -              -
  Common Stock: 3,000,000 Shares Authorized;
        1,681,291 Issued & Outstanding Shares        11,210         11,210
  Accumulated Earnings                                  556            407
  Net Unrealized Loss on Investment
     Securities AFS                                     (96)          (116)
                                                 ----------     ----------
           Total Shareholders' Equity                11,670         11,501
                                                 ----------     ----------
Total Liabilities and Shareholders' Equity        $ 112,386      $ 113,383
                                                 ==========     ==========
See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                    Three Months Ended
                                                 -------------------------
                                                  06/30/97       06/30/96
                                                 ----------     ----------
Interest Income
   Interest and Fees on Loans                     $   1,789      $   1,509
   Interest on Investment Securities                    406            407
   Interest on Federal Funds Sold                         6             30
                                                 ----------     ----------
      Total Interest Income                           2,201          1,946

Interest Expense
   Interest on Deposits                                 914            860
   Other Interest Expense                                19              5
                                                 ----------     ----------
      Total Interest Expense                            933            865
                                                 ----------     ----------
      Net Interest Income                             1,268          1,081
                                                 ----------     ----------

   Provision for Loan Loss                               38             17
                                                 ----------     ----------

   Net Interest Income after
   Provision  for  Loan Loss                          1,230          1,064
                                                 ----------     ----------

Non-Interest Income
   Service Charges on Deposit Accounts                   79             76
   Loss on Sale of Investment Securities                (16)             -
   Other Service Charges, Commissions and Fees          127            118
                                                 ----------     ----------
      Total Non-Interest Income                         190            194

Non-Interest Expense
   Salaries and Employee Benefits                       463            413
   Occupancy Expense                                     86             55
   Equipment Expense                                     99             87
   Advertising and Public Relations                      66             40
   Legal, Professional and Audit Services                53             26
   Data Processing                                       74             60
   Student Loan Servicing Fees                           21             28
   FDIC Insurance Assessment                             20             45
   Amortization of Core Deposit Intangible               35             35
   Other                                                229            207
                                                 ----------     ----------
      Total Non-Interest Expense                      1,146            996

      Income Before Income Taxes                        274            262

      Applicable Income Taxes                           112            118
                                                 ----------     ----------
Net Income                                        $     162      $     144
                                                 ==========     ==========

Net Income per Weighted Average Share             $    0.10      $    0.09

Weighted Average Shares Outstanding               1,681,291      1,681,291

See "Notes to Consolidated Financial Statements"



MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                     Six Months Ended
                                                 -------------------------
                                                  06/30/97       06/30/96
                                                 ----------     ----------
Interest Income
   Interest and Fees on Loans                     $   3,469      $   2,952
   Interest on Investment Securities                    734            781
   Interest on Federal Funds Sold                        10             98
                                                 ----------     ----------
      Total Interest Income                           4,213          3,831

Interest Expense
   Interest on Deposits                               1,784          1,720
   Other Interest Expense                                28              9
                                                 ----------     ----------
      Total Interest Expense                          1,812          1,729
                                                 ----------     ----------
      Net Interest Income                             2,401          2,102
                                                 ----------     ----------

   Provision for Loan Loss                               67             33
                                                 ----------     ----------
      Net Interest Income after
      Provision  for  Loan Loss                       2,334          2,069
                                                 ----------     ----------

Non-Interest Income
   Service Charges on Deposit Accounts                  154            149
   Loss on Sale of Investment Securities                (16)           (12)
   Other Service Charges, Commisions and Fees           297            205
                                                 ----------     ----------
                                                        435            342

Non-Interest Expense
   Salaries and Employee Benefits                       921            815
   Occupancy Expense                                    159            109
   Equipment Expense                                    181            160
   Advertising and Public Relations                     118             81
   Legal, Professional and Audit Services                94             45
   Data Processing                                      144            120
   Student Loan Servicing Fees                           43             58
   FDIC Insurance Assessment                             40             82
   Amortization of Core Deposit Intangible               70             70
   Other                                                466            378
                                                 ----------     ----------
      Total Non-Interest Expense                      2,236          1,918

      Income before Income Taxes                        533            493

      Applicable Income Taxes                           216            220
                                                 ----------     ----------
Net Income                                        $     317      $     273
                                                 ==========     ==========

Net Income per Weighted Average Share             $    0.19      $    0.16

Weighted Average Shares Outstanding               1,681,291      1,681,291

See "Notes to Consolidated Financial Statements"



MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                        Six Months Ended
                                                      --------------------
                                                      06/30/97    06/30/96
                                                      --------    --------
Cash Flows from Operating Activities:

Net Income                                            $    317    $    273
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Loss                                   67          33
  Deferred Income Tax Provision                              -          17
  Depreciation and Amortization                            219         194
  Gain on Sale of Real Estate                              (56)        (35)
  Net Loss on Sale of Securities                            16          12
  (Increase)/Decrease in Accrued Interest Receivable       (22)         35
  Decrease in Other Assets                                 104         123
  Increase/(Decrease) in Accrued Interest Payable           82         (26)
  Increase in Other Liabilities                            112          20
                                                      --------    --------
Total Adjustments                                          522         373
                                                      --------    --------
Net Cash Flows Provided by Operating Activities            839         646
                                                      --------    --------
Cash Flows from Investing Activities:
  Proceeds from Maturities of Investment
    Securities HTM                                          54       1,184
  Proceeds from Sales of Investment Securities AFS       4,193       2,365
  Purchases of Investment Securities AFS                (2,496)     (5,123)
  Proceeds from the Repayment of Student Loans             975       1,280
  Proceeds from the Sale of Student Loans                3,085           -
  Net Loans made to Customers                          (12,767)     (6,860)
  Purchases of Premises and Equipment                     (334)       (494)
  Proceeds from the Sale of Real Estate                    461         409
                                                      --------    --------
Net Cash Flows Used in Investing Activities             (6,829)     (7,239)
                                                      --------    --------
Cash Flows from Financing Activities:
  Net Decrease in DDA, NOW and Savings Accounts         (2,900)     (6,230)
  Net Increase in Time Deposits                          1,940       3,009
  Net Increase in Federal Funds Purchased                1,100           -
  Net Securities Sold Under an Agreement to Repurchase  (1,500)     (2,600)
  Payment of Dividends                                    (168)       (168)
                                                      --------    --------
Net Cash Flows Used in Financing Activities             (1,528)     (5,989)
                                                      --------    --------
Net Decrease in Cash and Cash Equivalents               (7,518)    (12,582)

Cash and Cash Equivalents at Beginning of Period        13,775      18,082
                                                      --------    --------
Cash and Cash Equivalents at End of Period            $  6,257    $  5,500
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

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its statement of cash flows for the six month periods ended June 30, 1997 and 1996.

     These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1996.

2.   Investments
     -----------

     The market value and amortized cost of investment securities of Metro as of June 30, 1997 are set forth below:

                                 Market Value    Amortized Cost
                                -------------    --------------
          Held to Maturity        $ 9,101,000       $10,015,000

          Available for Sale       19,478,000        19,589,000
                                -------------    --------------
          Total Investments       $28,579,000       $29,604,000
                                =============    ==============


3.   Allowance for Loan and Lease Losses
     -----------------------------------

     Metro adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standard No. 118, on January 1, 1995. As of June 30, 1997, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $87,018. Of this amount, $75,839 had no related specific allowance. The remaining impaired loans had a specific allowance of $11,179.

     Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified as non-accrual. For loans which receive the classification of non-accrual during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as non-accrual are utilized to reduce the principal outstanding.

     For the six months ended June 30, 1997, the average balance of impaired loans was $40,928.





           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of June 30, 1997 as compared to December 31, 1996, and the results of operations for the three and six month periods ending June 30, 1997 and 1996.


FINANCIAL CONDITION
-------------------

At June 30, 1997, Metro had total assets of $112.4 million, a decrease of $1.0 million or 0.88 percent from December 31, 1996.

Consolidated earning assets totaled to $103.5 million or 92.1 percent of total assets at June 30, 1997. The principal components of earning assets were gross loans of $74.0 million, constituting 71.5 percent of total earning assets, and investment securities of $29.5 million, constituting 28.5 percent of total earning assets. Earning assets at December 31, 1996 were $102.9 million and, as a percentage of total assets, amounted to 90.7 percent.

LOANS
-----

Total gross loans outstanding advanced by $8.7 million or 13.3 percent from December 31, 1996 to June 30, 1997, due to an increase in short-term and intermediate-term commercial and installment loans. The demand for credit financing has been relatively strong throughout the first two quarters of 1997. Metro's loan growth is also attributable to the continued business development efforts of Metro's lending staff, the addition of one lender and the expanded indirect lending relationships with local home improvement and automobile sales companies. The recent growth in the loan portfolio is diversified among several industry classifications. The following table summarizes the change in Metro's loan portfolio for the first six months of 1997:


Loan Portfolio at Period End
(dollars in thousands)

                                                     Dollar   Percent
                            06/30/97    12/31/96     Change    Change
                            --------    --------     ------    ------
Commercial                   $44,666     $35,064     $9,602     27.4%
Real Estate - Construction     4,022       3,970         52      1.3%
Mortgage                       1,074         787        287     36.5%
Installment                   18,716      15,933      2,783     17.5%
Student Loans                  5,571       9,631     (4,060)   (42.2%)
                            --------    --------     ------    ------
 Total Loans                 $74,049     $65,385      8,664     13.3%

Less:
Allowance for Loan Losses       (890)       (866)       (24)     2.8%
                            --------    --------     ------    ------
 Net Loans                   $73,159     $64,519     $8,640     13.4%
                            ========    ========     ======    ======


During the second quarter of 1997, Metro sold $3.1 million or 32 percent of its current guaranteed student loan portfolio for two reasons: funding higher yielding commercial and installment loans and meeting the liquidity needs of Metro.

During the first six months of 1997, Metro's mortgage loan portfolio increased $287,000 or 36.5 percent from year end 1996. This is principally due to an increase of mortgage loans held for sale at the end of the second quarter. At June 30, 1997, the mortgage loan portfolio included approximately $363,000, or 34 percent of the total mortgage loan portfolio, were mortgage loans held for sale. These loans will be sold in the secondary market early in the third quarter 1997.

At June 30, 1997, net loans totaled to 65.1 percent of total assets as compared to 56.9 percent at year end 1996. Metro's loan to deposit ratio, which is one measure of liquidity, was 74.4 percent at June 30, 1997, as compared to 65.0 percent at year end 1996.

Delinquent loans at June 30, 1997 were $1.2 million, representing 1.7 percent of total loans. At December 31, 1996, delinquent loans amounted to $1.3 million or 2.0 percent of total loans outstanding. Delinquent loans in both periods consisted primarily of student loans guaranteed by USA Funds, Inc., a subsidiary of USA Group, Inc. Non-accruing loans at June 30, 1997 amounted to $87,018 as compared to $157,443 at December 31, 1996. Net charged-off loans amounted to $43,332 for the six months ending June 30, 1997.

At June 30, 1997 and December 31, 1996, Metro had an allowance for loan losses of $890,000 and $866,000, respectively. The percentage of allowance for loan losses to total loans amounted to 1.20 percent and 1.32 percent at June 30, 1997 and December 31, 1996, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

Allowance for Loan Losses
Six Months ended June 30, 1997 and 1996
(dollars in thousands)
                                      1997           1996
                                     ------         ------
Allowance for Loan Losses, January 1   $866           $910

Loans Charged-Off:
     Commercial                           -            (46)
     Real Estate                          -              -
     Mortgage                             -              -
     Installment                        (50)            (8)
     Student Loans                        -              -
                                     ------         ------
Total Charged-Off Loans                 (50)           (54)
                                     ------         ------
Recoveries on Charged-Off Loans:
     Commercial                           5              1
     Real Estate                          -              -
     Mortgage                             -              -
     Installment                          2              2
     Student Loans                        -              -
                                     ------         ------
Total Recoveries                          7              3
                                     ------         ------
Net Charged-Off Loans                   (43)           (51)
                                     ------         ------
Provision for Loan Loss                  67             33
                                     ------         ------
Allowance for Loan Losses, June 30     $890           $892
                                     ======         ======
Average Loans Outstanding           $70,159        $62,275
                                     ======         ======
Net Charged-Off Loans
         to Average Loans              .06%           .08%
                                     ======         ======

INVESTMENT SECURITIES
---------------------

Total investments at June 30, 1997 were $29.5 million, decreasing by $1.7 million or 5.5 percent from the total at December 31, 1996. This decrease is primarily due to principal payments received on mortgage-backed securities.


DEPOSITS
--------

Total deposits at June 30, 1997 amounted to $98.3 million, in comparison to $99.3 million at December 31, 1996, representing a decrease of $1.0 million or 1.0 percent. Since December 31, 1996, non-interest bearing demand deposits decreased by $2.3 million or 10.0 percent. This decrease in demand deposits relates to timing differences between deposits and withdrawals. The Metro historically experiences a build up of deposits during the fourth quarter, followed by a decline during the following three quarters. In the first six months of 1997, interest bearing deposits increased by $1.3 million or
1.7 percent.


OTHER LIABILITIES
-----------------

Short-term borrowings, which include federal funds purchased and securities sold under an agreement to repurchase, decreased a net of $400,000 at December 31, 1996 to June 30, 1997. Other liabilities increased to $791,000 from $679,000 at December 31, 1996. Total liabilities decreased by $1.2 million or 1.1 percent to $100.7 million since December 31, 1996.


CAPITAL
-------

Metro's total capital increased by a net amount of $169,000 or 1.5 percent during the first six months of 1997. Metro's earnings in the first six months of 1997 totaled $317,000. The net unrealized loss on investment securities available for sale amounted to $96,000 at June 30, 1997, decreasing by $20,000 or 17.2 percent since December 31, 1996. In 1997, Metro's Board of Directors declared two quarterly cash dividends of $.05 per common share each. Metro's cash dividend payout amounted to $168,130 and disbursements were made in March and June of 1997.


Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that as of June 30, 1997, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of June 30, 1997 (dollars in thousands):

                                                      To Be  Well Capitalized
                                                      Under Prompt Corrective
                                    Actual               Action Provisions
                              -------------------     -----------------------
                               Amount      Ratio       Amount          Ratio
                              --------   --------     --------       --------
Total Capital
(to Risk Weighted Assets)

Consolidated                   $12,467     16.18%     > $7,696       > 10.00%
MetroBank                      $ 9,017     11.81%     > $7,628       > 10.00%

Tier 1 Capital
(to Risk Weighted Assets)

Consolidated                  $11,505      14.95%     > $4,618      >   6.00%
MetroBank                     $ 8,064      10.57%     > $4,577      >   6.00%

Tier 1 Capital
(to Average Assets)

Consolidated                  $11,505      10.57%     > $5,441      >   5.00%
MetroBank                     $ 8,064       7.64%     > $5,279      >   5.00%



As of December 31, 1996, the most recent notification from the FDIC categorized Metro as "well capitalized" under its regulatory framework for prompt corrective action. To be categorized as "well capitalized", Metro must maintain minimum total risk-weighted capital, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this most recent notification that management believes have changed Metro's or MetroBank's capital category.


RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $2.3 million for the six months ending June 30, 1997, compared to $2.1 million for the comparable period of 1996, an increase of 12.8 percent. Net interest income increased principally due to growth in the loan portfolio for the first six months of 1997. Metro's provision for loan loss expense was $67,000 for the six month period ending June 30, 1997, compared to $33,000 for the same period in 1996. The increase in the provision for loan loss is a result of the increased growth in the installment and commercial loan categories. The provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $2.2 million for six months ending June 30, 1997, compared to $1.9 million for the same period in 1996, an increase of $318,000 or 16.6 percent. This increase is due principally to the recognition of increased overhead expense incurred with the opening of MetroBank's fifth branch banking facility and the deployment of four off-site automated teller machines during the first quarter of 1997.


NET INCOME
----------

Metro recognized net income of $317,000 for the six month period ending June 30, 1997, compared to $273,000 for the same period one year earlier, an increase of $44,000 or 16.1 percent.



PART II-OTHER INFORMATION
-------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)   Metro held its annual meeting of shareholders on April 24, 1997.

(c)(i) At the annual meeting, Metro's shareholders elected ten directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                                   Number of Votes
                                          --------------------------------
              Director's Name                For      Withheld   Abstained
         -------------------------        ---------   --------   ---------
         Chris G. Batalis                 1,561,190    113,251     6,850
         Ike G. Batalis                   1,561,690    112,751     6,850
         Terry L. Eaton                   1,561,490    112,951     6,850
         Evans M. Harrell                 1,562,090    112,351     6,850
         Robert L. Lauth, Jr.             1,561,590    112,851     6,850
         Edward G. McMahon                1,561,790    112,151     7,350
         Larry E. Reed                    1,562,090    112,351     6,850
         R. D. "Rusty" Richardson         1,561,590    112,851     6,850
         Edward R. Schmidt                1,561,790    112,651     6,850
         Donald F. Walter                 1,561,990    112,451     6,850
         -------------------------        ---------    -------   ---------


(ii) At the annual meeting, Metro's shareholders ratified the appointment of Arthur Andersen, LLP, Indianapolis, Indiana, as independent public accountants for the fiscal year ending December 31, 1997, upon the following vote:

       For: 1,677,541          Against: 1,900        Abstained: 1,850
            ---------                   -----                   -----

(iii) At the annual meeting, Metro's shareholders approved an amendment to the 1994 Directors' Stock Option Plan of MetroBanCorp to reserve an additional 177,500 shares of common stock for issuance under the Plan, and to allow members of the Board of Directors of MetroBank to participate in the Plan and (iii) allow for the limited transferability of options issued under the Plan.

       For: 1,652,191         Against: 21,000        Abstained: 8,100
            ---------                  ------                  ------

Item 5.  Other Information
--------------------------

During the second quarter of 1997, MetroBank received regulatory approval to establish a branch banking facility in the Wal-Mart Supercenter currently under construction in Noblesville, Indiana. This new facility is expected to open in the first quarter of 1998. Development of the Wal-Mart Supercenter is part of the continuing commercial expansion of Noblesville's east side. The new branch office will provide greater convenience and accessibility for the Metro's current, as well as and potential new customers.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

      Exhibit 10 Amendment One to the 1994 Directors' Stock Option Plan of MetroBanCorp dated April 24, 1997

      Exhibit 27     Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended
    June 30, 1997.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        METROBANCORP
                                        (Registrant)



August 11, 1997                           By: /S/  IKE G. BATALIS
                                             --------------------
                                             Ike G. Batalis
                                             Chairman and
                                             President (Principal
                                             Executive Officer)



August 11, 1997                           By: /S/ CHARLES V. TUREAN
                                             ----------------------
                                             Charles V. Turean
                                             Executive Vice President
                                             (Principal Financial and
                                             Accounting Officer)