Form 10QSB
period 1997-09-30
METROBANCORP
filed 1997-11-10
CIK 818999

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB


X  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
   SEPTEMBER 30, 1997.


Commission file number:    0-23790
                           -------

MetroBanCorp
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Indiana
----------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

35-1712167
----------------------------------------------------------------------
(I.R.S. Employer Identification No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana
----------------------------------------------------------------------
(Address of principal executive offices)

46290                               (317) 573-2400
---------------------------         ----------------------------------
(Zip Code)                          (Issuer's telephone number)

http://www.metb.com
----------------------------------------------------------------------
(Issuer's Internet Website Address)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest  practicable  date:
1,681,291 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format: Yes___  No  X

MetroBanCorp
FORM 10-QSB
Index

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Condition
           September 30, 1997 and December 31, 1996            3

           Consolidated Statement of Operations
           Three Months Ended September 30, 1997 and 1996      4

           Consolidated Statement of Operations
           Nine Months Ended September 30, 1997 and 1996       5

           Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1997 and 1996       6

           Notes to Consolidated Financial Statements          7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8


PART II. OTHER INFORMATION                                    13

  Item 6.  Exhibits and Reports on Form 8-K                   13


SIGNATURES                                                    15


EXHIBITS                                                      16


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Condition
(Unaudited)
(dollars in thousands)

                                                     09/30/97       09/30/96
                                                    ----------     ----------
Assets
  Cash and Due from Banks                            $   7,573      $   7,475
  Federal Funds Sold                                     4,800          6,300
                                                    ----------     ----------
    Total Cash and Cash Equivalents                     12,373         13,775

  Investment Securities HTM - at Cost                   10,017         10,056
  Investment Securities AFS - at Market                 18,839         21,160
                                                    ----------     ----------
    Total Investment Securities                         28,856         31,216

  Loans:
    Gross Loans                                         76,024         65,385
    Less: Allowance for Loan Losses                       (929)          (866)
                                                    ----------     ----------
      Loans, Net                                        75,095         64,519

  Premises and Equipment, Net                            1,545          1,821
  Accrued Interest Receivable                              867            871
  Core Deposit Intangible, Net                             217            322
  Deferred Tax Asset                                       262            360
  Other Assets                                             415            499
                                                    ----------     ----------
       Total Assets                                  $ 119,630      $ 113,383
                                                    ==========     ==========
Liabilities
  Deposits:
    Non-Interest Bearing Demand                      $  21,493      $  23,141
    Interest Bearing:
        Savings and NOW Accounts                        40,505         35,507
        Time Deposits of $100,000 and over              14,280         10,800
        Other Time Deposits                             29,952         29,836
                                                    ----------     ----------
    Total Deposits                                     106,230         99,284

  Securities Sold Under Agreements to Repurchase             -          1,500
  Accrued Interest Payable                                 571            419
  Other Liabilities                                        941            679
                                                    ----------     ----------
       Total Liabilities                               107,742        101,882
                                                    ----------     ----------

Commitments and Contingencies                                -              -

Shareholders' Equity
  Preferred Stock:  1,000,000 Shares Authorized;
                    None Outstanding                         -              -
  Common Stock:     3,000,000 Shares Authorized;
         1,681,291 Shares Issued and Outstanding        11,210         11,210
  Accumulated Earnings                                     688            407
  Net Unrealized Loss on Investment Securities AFS         (10)          (116)
                                                    ----------     ----------
        Total Shareholders' Equity                      11,888         11,501
                                                    ----------     ----------
Total Liabilities and Shareholders' Equity           $ 119,630      $ 113,383
                                                    ==========     ==========
See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                        Three Months Ended
                                                    -------------------------
                                                     09/30/97       09/30/96
                                                    ----------     ----------
Interest Income
    Interest and Fees on Loans                       $   1,850      $   1,600
    Interest on Investment Securities                      392            413
    Interest on Federal Funds Sold                          29              4
                                                    ----------     ----------
        Total Interest Income                            2,271          2,017

Interest Expense
    Interest on Deposits                                   971            882
    Other Interest Expense                                   4              8
                                                    ----------     ----------
        Total Interest Expense                             975            890
                                                    ----------     ----------
        Net Interest Income                              1,296          1,127
                                                    ----------     ----------

    Provision for Loan Losses                               45             16
                                                    ----------     ----------
        Net Interest Income after
        Provision for Loan Losses                        1,251          1,111
                                                    ----------     ----------

Non-Interest Income
    Service Charges on Deposit Accounts                     79             77
    Gain on Sale of Investment Securities                    1              -
    Other Service Charges, Commissions and Fees            136             84
                                                    ----------     ----------
        Total Non-Interest Income                          216            161

Non-Interest Expense
    Salaries and Employee Benefits                         466            403
    Occupancy Expense                                       88             63
    Equipment Expense                                       91             80
    Advertising and Public Relations                        59             46
    Legal, Professional and Audit Services                  41             36
    Data Processing                                         69             49
    Student Loan Servicing Fees                             13             28
    FDIC Insurance Assessment                                8            105
    Amortization of Core Deposit Intangible                 35             35
    Other                                                  230            190
                                                    ----------     ----------
        Total Non-Interest Expense                       1,100          1,035

        Income before Income Taxes                         367            237

        Applicable Income Taxes                            150            106
                                                    ----------     ----------
Net Income                                           $     217      $     131
                                                    ==========     ==========

Net Income per Weighted Average Share                $     .13      $     .08

Cash Dividend per Share                              $     .05      $       -

Weighted Average Shares Outstanding                   1,681,291      1,681,291

See "Notes to Consolidated Financial Statements"


MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                        Nine Months Ended
                                                    -------------------------
                                                     09/30/97       09/30/96
                                                    ----------     ----------
Interest Income
    Interest and Fees on Loans                       $   5,233      $   4,553
    Interest on Investment Securities                    1,211          1,193
    Interest on Federal Funds Sold                          40            102
                                                    ----------     ----------
        Total Interest Income                            6,484          5,848

Interest Expense
    Interest on Deposits                                 2,754          2,601
    Other Interest Expense                                  32             18
                                                    ----------     ----------
        Total Interest Expense                           2,786          2,619
                                                    ----------     ----------
        Net Interest Income                              3,698          3,229
                                                    ----------     ----------

     Provision for Loan Losses                             112             49
                                                    ----------     ----------
        Net Interest Income after
        Provision for Loan Losses                        3,586          3,180
                                                    ----------     ----------

Non-Interest Income
    Service Charges on Deposit Accounts                    234            225
    Loss on Sale of Investment Securities                  (15)             -
    Other Service Charges, Commissions and Fees            432            277
                                                    ----------     ----------
        Total Non-Interest Income                          651            502

Non-Interest Expense
    Salaries and Employee Benefits                       1,388          1,218
    Occupancy Expense                                      247            173
    Equipment Expense                                      272            239
    Advertising and Public Relations                       178            139
    Legal, Professional and Audit Services                 135            103
    Data Processing                                        213            169
    Student Loan Servicing Fees                             56             85
    FDIC Insurance Assessment                               48            188
    Amortization of Core Deposit Intangible                105            105
    Other                                                  695            533
                                                    ----------     ----------
        Total Non-Interest Expense                       3,337          2,952

        Income before Income Taxes                         900            730

        Applicable Income Taxes                            366            326
                                                    ----------     ----------
Net Income                                           $     534      $     404
                                                    ==========     ==========

Net Income per Weighted Average Share                $    0.32      $    0.24

Cash Dividend per Share                              $    0.15      $    0.10

Weighted Average Shares Outstanding                  1,681,291      1,681,291

See "Notes to Consolidated Financial Statements"



MetroBanCorp
Part I - Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                        Nine Months Ended
                                                    -------------------------
                                                     09/30/97       09/30/96
                                                    ----------     ----------
Cash Flows from Operating Activities:

Net Income                                           $     534            404
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
    Provision for Loan Losses                              112             49
    Deferred Income Tax Provision                            -              2
    Depreciation and Amortization                          326            292
    Gain on Sale of Real Estate                            (56)           (35)
    Net Loss on Sale of Securities                          15             12
    Decrease in Accrued Interest Receivable                  4             14
    Decrease in Other Assets                                84            120
    Increase/(Decrease) in Accrued Interest Payable        152             (9)
    Increase in Other Liabilities                          262            115
                                                    ----------     ----------
  Total Adjustments                                        899            560
                                                    ----------     ----------
  Net Cash Flows Provided by Operating Activities        1,433            964
                                                    ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Investment
      Securities HTM                                        57            211
  Proceeds from Sales of Investment Securities AFS       9,342          3,526
  Purchases of Investment Securities AFS                (6,861)        (4,767)
  Proceeds from the Repayment of Student Loans           1,334          1,664
  Proceeds from the Sale of Student Loans                3,194            829
  Net Loans made to Customers                          (15,216)        (9,385)
  Purchases of Premises and Equipment                     (340)          (473)
  Proceeds from the Sale of Real Estate                    461            409
                                                    ----------     ----------
Net Cash Flows Used in Investing Activities             (8,029)        (7,986)
                                                    ----------     ----------

Cash Flows from Financing Activities:
  Net Increase/(Decrease) in DDA, NOW and
      Savings Accounts                                   3,350         (7,065)
  Net Increase in Time Deposits                          3,596          2,388
  Net Increase in Federal Funds Purchased                    -          1,600
  Net Securities Sold Under
      Agreements to Repurchase                          (1,500)        (2,400)
  Payment of Dividends                                    (252)          (168)
                                                    ----------     ----------
Net Cash Provided by/(Used In)
       Financing Activities                              5,194         (5,645)
                                                    ----------     ----------

Net Decrease in Cash and Cash Equivalents               (1,402)       (12,667)

Cash and Cash Equivalents at Beginning of Period        13,775         18,082
                                                    ----------     ----------

Cash and Cash Equivalents at End of Period           $  12,373      $   5,415
                                                    ==========     ==========

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

In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its statement of cash flows for the nine month periods ended September 30, 1997 and 1996.

These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1996.

2.  Investments
    -----------

The market value and amortized cost of investment securities of Metro as of September 30, 1997 are set forth below:

                                      Market Value      Amortized Cost
                                     --------------     --------------
           Held to Maturity           $   9,758,000      $  10,017,000

           Available for Sale            18,839,000         18,814,000
                                     --------------     --------------
           Total Investments          $  28,597,000      $  28,831,000
                                     ==============     ==============

3.  Allowance for Loan and Lease Losses
    -----------------------------------

Metro adopted the provisions of Statement of Financial Accounting Standard No. 114,"Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standard No. 118, on January 1, 1995. As of September 30, 1997, Metro had impaired loans in the total amount of $51,663 in accordance with SFAS Nos. 114 and
118. Of this amount, $41,663 had no related specific allowance. The remaining impaired loans had a specific allowance of $10,000.

Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified non-accrual. For loans which receive the classification of non-accrual during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as non-accrual are utilized to reduce the principal outstanding balance of the loan.

For the nine months ended September 30, 1997, the average balance of Metro's impaired loans was $46,133.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ------------------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of September 30, 1997 as compared to December 31, 1996, and the results of operations for the three and nine month periods ending September 30, 1997 and 1996.


FINANCIAL CONDITION
-------------------

At September 30, 1997, Metro had total assets of $119.6 million, an increase of $6.2 million or 5.5 percent from December 31, 1996.

Consolidated earning assets totaled $109.7 million or 91.7 percent of total assets at September 30, 1997. The principal components of earning assets were gross loans of $76.0 million, constituting 69.3 percent of total earning assets, investment securities of $28.9 million, constituting 26.3 percent of total earning assets, and federal funds sold of $4.8 million or 4.4 percent of total earning assets. Earning assets at December 31, 1996 were $102.9 million or
90.7 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $10.6 million, or 16.3 percent, from December 31, 1996 to September 30, 1997, due to an increase in short-term and intermediate-term commercial and installment loans. The demand for credit financing has been relatively strong throughout the first three quarters of 1997. Metro's loan growth is also attributable to the continued business development efforts of the lending staff and the expanded indirect lending relationships with home improvement and automobile dealerships. Growth in Metro's loan portfolio is diversified among several industry classifications. The following table summarizes the change in Metro's loan portfolio for the first nine months of 1997:


Loan Portfolio at Period End
(dollars in thousands)

                                                          Dollar     Percent
                                 09/30/97    12/31/96     Change      Change
                                 --------    --------    --------    --------
Commercial                       $ 47,083    $ 35,064    $ 12,019      34.3%
Real Estate - Construction          3,632       3,970        (338)     (8.5%)
Mortgage                              652         787        (135)    (17.2%)
Installment                        19,555      15,933       3,622      22.7%
Student Loans                       5,102       9,631      (4,529)    (47.0%)
                                 --------    --------    --------    --------
          Gross Loans            $ 76,024    $ 65,385    $ 10,639      16.3%
                                 --------    --------    --------    --------

Less: Allowance for Loan Losses      (929)       (866)        (63)      7.3%
                                 --------    --------    --------    --------
          Net Loans              $ 75,095    $ 64,519    $ 10,576      16.4%
                                 ========    ========    ========    ========

Since December 31, 1996, Metro sold $3.2 million, or 33.2 percent, of its guaranteed student loan portfolio. These student loans were sold to fund higher yielding commercial and installment loans and to meet Metro's liquidity needs.

At September 30, 1997, net loans totaled 62.8 percent of total assets, as compared to 56.9 percent at December 31, 1996. Metro's loan to deposit ratio, which is one measure of liquidity, was 70.7 percent at September 30, 1997, as compared to 65.0 percent at December 31, 1996.

Delinquent  loans  at  September 30, 1997 were $769,000,  representing
1.01 percent of gross loans. At December 31, 1996, delinquent loans amounted to $1.3 million or 2.0 percent of gross loans outstanding. Delinquent loans as of both dates consisted primarily of student loans guaranteed by USA Funds, Inc., a subsidiary of USA Group, Inc. Non-accruing loans at September 30, 1997 amounted to $51,663, as compared to $157,443 at December 31, 1996. Net charged-off loans amounted to $48,521 for the nine months ending September 30, 1997.


At September 30, 1997 and December 31, 1996, Metro had an allowance for loan losses of $929,000 and $866,000, respectively. The percentage of allowance for loan losses to gross loans amounted to
1.22 percent and 1.32 percent at September 30, 1997 and December 31, 1996, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.


Allowance for Loan Losses
Nine Months ended September 30, 1997 and 1996
(dollars in thousands)

                                                1997           1996
                                              --------       --------
Allowance for Loan Losses, January 1          $    866       $    910

Loans Charged-Off:
     Commercial                                      -            (46)
     Real Estate - Construction                      -              -
     Mortgage                                        -              -
     Installment                                   (56)           (10)
     Student Loans                                   -              -
                                              --------       --------
   Total Charged-Off Loans                         (56)           (56)
                                              --------       --------
Recoveries on Charged-Off Loans:
     Commercial                                      5              5
     Real Estate - Construction                      -              -
     Mortgage                                        -              -
     Installment                                     2              2
     Student Loans                                   -              -
                                              --------       --------
   Total Recoveries                                  7              7
                                              --------       --------
   Net Charged-Off Loans                           (49)           (49)
                                              --------       --------

Provision for Loan Losses                          112             49
                                              --------       --------

Allowance for Loan Losses, September 30          $ 929          $ 910
                                              ========       ========

Average Loans Outstanding                     $ 71,748       $ 63,629
                                              ========       ========

Net Charged-Off Loans to Average Loans            .07%           .08%
                                             ========       ========

INVESTMENT SECURITIES
---------------------

Total investments at September 30, 1997 were $28.9 million, decreasing by $2.4 million or 7.6 percent from the total at December 31, 1996. This decrease is primarily due to principal payments received on mortgage-backed securities.

DEPOSITS
--------

Total deposits at September 30, 1997 amounted to $106.2 million, in comparison to $99.3 million at December 31, 1996, representing a increase of $6.9 million or 7.0 percent. Since December 31, 1996, non-interest bearing demand deposits decreased by $1.6 million or 7.1 percent. This decrease in demand deposits relates to timing differences between deposits and withdrawals. Metro historically experiences a build up of deposits during the fourth quarter of the year, followed by a decline during the following three quarters. In the first nine months of 1997, interest bearing deposits increased by $8.5 million or 11.3 percent.


OTHER LIABILITIES
-----------------

At September 30, 1997, Metro had a zero balance in securities sold under agreements to repurchase. This represented a decrease of $1.5 million in short term borrowings since December 31, 1996. Other liabilities increased by $262,000 to $941,000 at September 30, 1997. Total liabilities increased by $5.9 million or 5.8 percent to $107.7 million since December 31, 1996.


CAPITAL
-------

Metro's total capital increased by a net amount of $387,000 or 3.4 percent during the first nine months of 1997. Metro's net income in the first nine months of 1997 totaled $534,000.

The net unrealized loss on investment securities available for sale amounted to $10,000 at September 30, 1997, decreasing by $106,000 or
91.4 percent since December 31, 1996. This decrease in the net unrealized loss is due principally to an increase in the market value of Metro's investment portfolio.

During 1997, Metro's Board of Directors declared three quarterly cash dividends of $.05 per common share each. Metro's total cash dividend payout for the nine month period amounted to $252,000 and were made in equal quarterly disbursements in the months of March, June and September of 1997.


Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. At September 30, 1997, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amounts and ratios of Metro and MetroBank as of September 30, 1997 (dollars in thousands):


                                                    To Be  Well Capitalized
                                                    Under Prompt Corrective
                                 Actual                Action Provisions
                           -------------------      -----------------------
                            Amount     Ratio         Amount         Ratio
                           --------   --------      --------       --------
Total Capital
(to Risk Weighted Assets)
     Consolidated           $12,687     15.67%      > $8,089       > 10.00%
     MetroBank              $ 9,323     11.60%      > $8,026       > 10.00%

Tier 1 Capital
(to Risk Weighted Assets)
     Consolidated           $11,675     14.43%      > $4,853       >  6.00%
     MetroBank              $ 8,320     10.37%      > $4,816       >  6.00%

Tier 1 Capital
(to Average Assets)
     Consolidated           $11,675     10.56%      > $5,527       >  5.00%
     MetroBank              $ 8,320      7.74%      > $5,374       >  5.00%

At December 31, 1996, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under its regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted capital, Tier 1 capital and leverage ratios as set forth in the table above. There are no conditions or events since this most recent FDIC notification that management believes have changed either Metro's or MetroBank's capital category.

RESULTS OF OPERATIONS


NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses amounted to $3.6 million for the nine months ending September 30, 1997, compared to $3.2 million for the comparable period of 1996, an increase of 12.8 percent. Net interest income increased principally due to growth in Metro's loan portfolio for the first nine months of 1997. Metro's provision for loan loss expense amounted to $112,000 for the nine month period ending September 30, 1997, compared to $49,000 for the same period in 1996. The increase in the provision for loan losses resulted from growth in the installment and commercial loan categories. Provisions in 1997 are at levels considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.


NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.3 million for the nine months ending September 30, 1997, compared to $3.0 million for the same period in 1996, an increase of $385,000 or 13.0 percent. This increase is due principally to the recognition of increased overhead expense incurred with the opening of MetroBank's fifth branch banking facility and the deployment of four off-site automated teller machines during the first quarter of 1997.


NET INCOME
----------

Metro recognized net income of $534,000 for the nine month period ending September 30, 1997, compared to $404,000 for the same period one year earlier, an increase of $130,000 or 32.2 percent.


PART II-OTHER INFORMATION
-------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits:

           Exhibit 10(a) Sublease dated September 11, 1997 between Registrant and Wal-Mart Stores, Inc. with respect to property located at Highway 37 and 32, Noblesville, Indiana.

           Exhibit 10(b) Amendment One to Lease dated September 30, 1997 between Registrant and Phoenix Home Life Mutual Insurance Company with respect to property located at 10333 N. Meridian St. Suite 111, Indianapolis, Indiana.

           Exhibit  27     Financial Data Schedule


(b)  No  reports  on  Form  8-K were filed during  the  quarter  ended
     September 30, 1997.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        METROBANCORP
                                        (Registrant)



November 10, 1997                             By: /S/ IKE G. BATALIS
                                                 --------------------
                                                 Ike G. Batalis
                                                 Chairman and
                                                 President (Principal
                                                 Executive Officer)



November 10, 1997                             By: /S/ CHARLES  V. TUREAN
                                                 ------------------------
                                                 Charles V. Turean
                                                 Executive Vice President
                                                 (Principal Financial and
                                                 Accounting Officer)