Form 10KSB
period 1997-12-31
METROBANCORP
filed 1998-03-30
CIK 818999

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                                 FORM 10-KSB

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

    COMMISSION FILE NUMBER    0-23790
                              -------

                                 METROBANCORP
------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Indiana                                               35-1712167
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana           46290
------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number   (317) 573-2400
                            --------------
Securities to be registered under Section 12 (b) of the Act:     None.

Securities to be registered under Section 12 (g) of the Act:

                         Common Shares, No Par Value
------------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net interest income for its most recent fiscal year: $5,032,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 27, 1998 was $10,806,008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,681,291.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 1997). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 1997 is incorporated by reference into part II hereof.

Transitional Small Business Disclosure Format: Yes ___  No  X
Total number of sequentially numbered pages  -    54
Exhibit index on sequentially numbered pages - 14-15

                        Form 10-KSB Table of Contents
                        -----------------------------


Part I                                                                    Page
------                                                                    ----

  Item   1 - Description of Business. . . . . . . . . . . . . . . . .       3

  Item   2 - Description of Property. . . . . . . . . . . . . . . . .       8

  Item   3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . .       9

  Item   4 - Submission of Matters to a Vote of Security Holders. . .       9

Part II
-------

  Item   5 - Market for Common Equity and Related Stockholder
                 Matters. . . . . . . . . . . . . . . . . . . . . . .       9

  Item   6 - Management's Discussion and Analysis or Results
                 of Operation . . . . . . . . . . . . . . . . . . . .       9

  Item   7 - Financial Statements . . . . . . . . . . . . . . . . . .       9

  Item   8 - Changes in and Disagreements with  Accountants on
                 Accounting and Financial Disclosure. . . . . . . . .       9

Part III
--------

  Item   9 - Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act . . . . . . . . . . . . . . . . . . . .      10

  Item  10 - Executive Compensation . . . . . . . . . . . . . . . . .      10

  Item  11 - Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . .      10

  Item  12 - Certain Relationships and Related Transactions . . . . .      10

  Item  13 - Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K. . . . . . . . . . . . . . . . . . . . .      10

                                   Part I.
                                   -------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and consumer lending and deposit services to its customers located principally in Hamilton County and northern Marion County, Indiana. The Bank conducts its business through five banking offices located in Hamilton County. The Bank's products are principally oriented toward the small-and medium-sized business and professional community. Beginning in late 1991, the Bank began offering discount brokerage and mortgage lending services. At December 31, 1997, Metro had consolidated total assets of $124.7 million, total deposits of $111.2 million and shareholders' equity of $12.1 million, representing annual increases from 1996 of 10.1 percent, 12.0 percent, and 5.2 percent, respectively.

The Bank's primary market area consists of Hamilton and northern Marion Counties. Hamilton County is situated in the north central section of the Indianapolis Metropolitan Statistical Area (MSA), and is the fastest growing county in the State of Indiana (35.6 percent increase in population between 1990 and 1996). Hamilton County is also Indiana's most affluent county, with an estimated median household income, in 1997, of $78,041, and ranks as the thirty-third most affluent county in the nation. With approximately 148,000 residents, Hamilton County is known for its high quality residential neighborhoods, premier corporate environment, outstanding public schools and well-developed infrastructure. These characteristics have contributed to dynamic and significant population growth, a low 1.3 percent unemployment rate, and a younger than average resident population employed in predominantly professional, managerial, sales and service occupations. Hamilton County is the leading suburban location in greater Indianapolis for headquarters and other office operations of large companies such as USA Group, Inc. ("USA Group"), Thomson Consumer Electronics, Conseco, Marsh Supermarkets and Charles Schwab and Co., as well as many large manufacturing service and distribution operations.

Since liberalization of Indiana's banking laws in 1985, there has been a consolidation of commercial banks in Hamilton County. As a result, there are only two commercial banks, including MetroBank, headquartered in Hamilton County. All other banks in the marketplace are now owned by large out of state bank holding companies. The strategy of Metro's founding investors and its management was to capitalize on the customer dissatisfaction which often accompanies centralization of out-of-state customer servicing and standardization of financial products. Management believes that Metro's target customer, i.e. small business owners and professionals, are not only greater users of financial services but also are the most sensitive to such centralization and standardization. Further, it is the belief of management that such users of financial services will prefer to do business with a local bank with responsive decision making.

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $124.7 million at December 31, 1997. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB, in April, 1991, was a contributing factor in this growth. The Bank's asset growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8 percent in 1988 and 117.7 percent in the first full year of operations in 1989 has fallen to 73.8 percent in 1997 as Metro has grown into its infrastructure.

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main and four traditional staffed branch offices, and one automated branch. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. The offices of MetroBank include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank has also deployed numerous automated teller machines
(ATMs) at sites which are leased from the owners of retail businesses in the market area. The Bank also operates three automated loan machines (ALMs) at certain branch locations.

MARKET AREA AND COMPETITION. The Bank's primary market area, Hamilton County and northern Marion County, in Indiana, is highly competitive, with numerous other commercial banks having banking or loan production offices in the market place. Many of these banks are affiliated with multi-bank holding companies and have numerous branch offices located throughout the Bank's market area. Several competing financial institutions have entered the Bank's market area in recent years. In addition to competition from commercial banks, competition also exists from savings and loan associations, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market and mutual funds, loan production offices and other providers of financial services in the area. These entities generally have greater financial resources than Metro or the Bank. The Bank competes in the marketplace primarily on the basis of responsible decision making and personalized service.

THE YEAR 2000 ISSUE. Many of today's computer systems process transactions using two digits for the year of transaction, rather than a full four digits. As a result, these systems may not function properly on January 1, 2000. To address this issue, the Bank established an internal committee who developed a written Year 2000 plan. The plan incorporates the following commonly recognized phases of Year 2000 remediation: awareness, assessment, renovation, validation and implementation.

The majority of the Bank's systems are provided by a third party vendor who has contractually guaranteed to be fully compliant by the end of the 1998 calendar year. Additional third party vendors will be contacted to provide Year 2000 Certification for applicable products and services. The Bank anticipates that certain software upgrades/replacements, hardware purchases and other modifications to its other internal systems will be necessary to be fully compliant in the Year 2000. The Bank expects substantial completion of its Year 2000 Certification process by December 31, 1998. At this time, the estimated cost of Year 2000 compliance is not expected to be material to the Bank.

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a portfolio of guaranteed student loans ("GSLs"). These GSLs are comprised of approximately 1,900 notes made to nearly 900 borrowers who are geographically dispersed throughout the United States. These loans are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services ("Loan Services") and USA Funds, both affiliates of USA Group.

The Bank's GSLs are substantially guaranteed by USA Funds, and are reinsured in various amounts by the federal government. Under HEA and the regulations thereunder, lenders and their assignees making and servicing GSLs and guarantors guaranteeing GSLs are required to follow specified procedures to ensure that the GSLs are properly made and disbursed and repaid on a timely basis by or on behalf of borrowers. Loan Services has agreed, pursuant to a servicing agreement, to perform servicing and collection procedures on behalf of the Bank. However, failure to follow these procedures or failure of the seller to follow procedures relating to the origination of any GSL may result either in the federal Department of Education's refusal of reinsurance payments to USA Funds or to make interest subsidy and special allowance payments to the Bank with respect to the GSLs, or in USA Funds refusal to honor its guarantee agreement with the Bank with respect to the GSLs. Failure of USA Funds to receive federal reinsurance payments could adversely affect USA Funds ability or legal obligation to make guarantee payments to the Bank. Loss of such guarantee payments, interest subsidy payments or special allowance payments could adversely affect the Bank and the performance of its GSL portfolio. The Bank has the right, under certain circumstances specified in the GSL purchase agreement and the servicing agreement, to cause the seller or Loan Services, as the case may be, to reimburse the Bank for accrued interest amounts not guaranteed by Loan Services, or any lost interest subsidy payments and special allowance payments with respect to a GSL as a result of a breach of the seller representations and warranties or Loan Services covenants, as the case may be, with respect to such GSL. There can be no assurance, however, that the seller will have the financial resources, or that Loan Services will have the ability, to do so. The failure of the seller to repurchase or Loan Services to arrange for the repurchase of a GSL would constitute a breach of the related GSL sale agreement or servicing agreement, as the case may be, which are enforceable by the Bank.

Commercial lending requires a thorough analysis of the borrower, its industry, current and projected economic conditions and various other factors. Depending upon factors such as, but not limited to, collateral, type of loan, loan maturity, and specific loan terms and conditions, various loan-to-value ratios are established upon request for a loan.

The Bank generally requires its commercial/business borrowers to have annual financial statements prepared by independent accountants and, to the extent possible, requires such financial statements to be audited or reviewed by accountants. The Bank requires appraisals in connection with loans secured by real estate. Such appraisals are obtained prior to the time funds are advanced. The Bank also typically requires personal guaranties from principals involved with closely-held corporate borrowers.

The Bank requires completed loan applications, including personal financial information, from all of its consumer borrowers on loans the Bank originates. With respect to consumer loans that are secured, the Bank obtains a valuation of the collateral prior to extending such loans. Loan officers of the Bank are required to complete a debt-to-income analysis that should meet established lending standards prior to loan approval. Depending upon the type and age of collateral offered, various down payment and equity requirements are set based upon established guidelines. Loan officers are also required to follow all other standard underwriting techniques established by the Board of

Directors and the Bank's primary federal regulatory agency.

The Bank maintains a loan policy which establishes specific lending authority for each of its loan officers. Loans exceeding a loan officer's individual lending authority must be approved by a loan officer with a higher lending authority. All loans for which the borrower's aggregate debt to the Bank exceeds $50,000 but is less than $350,000 must be reported to the Bank's Management Loan Committee for approval or for informational purposes. Further, secured loans exceeding $350,000 and unsecured loans exceeding $50,000 must be approved by the Bank's Board of Directors' Loan Committee. The Bank also has established general guidelines relating to the ratio between the loan amount and collateral value which must be met before a loan is approved. All loans are graded prior to being approved using an internal grading system.

Consumer and commercial loans are made primarily in the Bank's designated market area. The Bank anticipates loan demand to increase at a rapid rate in the coming year, but loan balances to grow more slowly due to management's conservative lending standards. Loans are made for portfolio purposes only and not for resale.

The Bank's Residential Mortgage Loan Department completed its third full year of operations in 1997. The Department offers both conventional and non-conventional mortgages as well as construction loans and lot financing. The majority of the loans and their servicing rights originated by this Department will be sold in secondary markets.

During the fourth quarter of 1995, MetroBank established an Automated Branch in the Meridian Park Shoppes, located at 12440 N. Meridian, Carmel, Indiana. This facility is similar to the Bank's other full service banking facilities, with the exception that, due to the equipment being utilized at this facility, there are no employees on site. Also during the fourth quarter of 1995, MetroBank became the first midwestern bank to deploy an ALM. This machine allows the user to apply for and, if approved, receive a complete loan with proceeds in about ten minutes. The bank has leased three ALM machines and has deployed two of these machines in the following locations: MetroBank's Automated Branch and MetroBank's Ninth Street Noblesville Branch. The Bank is planning to redeploy its third ALM in the new Wal-Mart SuperCenter Branch facility expected to open in the first quarter of 1998. Also see "Description of Property" following.

BANK HOLDING COMPANY REGULATION. Metro is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Metro is prohibited by the BHCA from acquiring direct or indirect control of more than 5 percent of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Metro is also prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5 percent of the outstanding shares of any class of voting stock or any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies.

Bank holding companies with consolidated assets in excess of $150 million or with consolidated assets of less than $150 million which are engaged in non-bank activity involving significant leverage or which have a significant amount of outstanding debt held by the general public are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8 percent. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum ratio of Tier 1 capital to average total consolidated assets of 3 percent in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1 percent to 2 percent above the stated minimum.


Certain regulatory capital ratios for Metro as of December 31, 1997 are shown below:

    Tier 1 Capital to Risk-Weighted Assets..................       14.33%
    Total Risk Based Capital to Risk-Weighted Assets........       15.53%
    Tier 1 Leverage Ratio...................................        9.89%

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

Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

Insured state-chartered banks are prohibited under the FDIC Improvements Act (FDICIA) from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

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



Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for the Bank at December 31, 1997 are shown below:

    Tier 1 Capital to Risk-Weighted Assets....................     10.50%
    Total Risk-Based Capital to Risk-Weighted Assets..........     11.71%
    Tier 1 Leverage Ratio.....................................      7.40%

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

The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring an effective management process.

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

The new regulations apply to any bank holding company or bank whose trading activity equals 10 percent or more of its total assets, or whose trading activity equals $1.0 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.

The new regulations contain supplemental rules to determine qualifying and excess capital, calculated risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

DIVIDEND LIMITATIONS. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate or earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Metro's Board of Directors has adopted a policy consistent with these guidelines. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank.

Under Indiana law, the Bank may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits less losses, bad debts and expenses. The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1997, the Bank's capital levels exceeded the criteria necessary to be designated as a "well capitalized" institution, which requires a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater.

LENDING LIMITS. Under Indiana law, the total loans and extension of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of such bank's capital and unimpaired surplus. An additional amount up to 10 percent of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

BRANCHES AND AFFILIATES. Establishment of bank branches is subject to approval of the DFI and FDIC. A bank may also merge with any national or state chartered bank located anywhere in the State of Indiana without geographic restrictions. Also see "Interstate Banking" following.

INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Beginning on June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches on an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

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

The FDIC has adopted rules that implement a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized (2) adequately capitalized, or
(3) under capitalized, and one of three subcategories consisting of (a) health, (b) supervisory concern, or (c) substantial supervisory concern. An institution's annual assessment rate will depend upon the capital category and supervisory category to which it is assigned. Annual assessment rates for banks range from 0.00 percent for an institution in the highest category (i.e. well capitalized) to 0.27 percent for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern), and for saving associations the rates range from 0.00 percent for well capitalized institutions to 0.27 percent for institutions in the lowest category. The FDIC Board of Directors also voted to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The FDIC, through enactment of the Deposit Insurance Funds Act of 1996, stipulates that the rate must equal one-fifth of the FICO assessment rate that is applied to deposits assessable by the SAIF. In 1997, the annual FICO rates ranged from
1.24 percent to 1.26 percent for BIF deposits and 6.22 percent to 6.32 percent for SAIF deposits. The supervisory subgroups to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.


ADDITIONAL MATTERS. In addition to the matters discussed above, Metro and the Bank are subject to additional regulation of their business activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The earnings of financial institutions, including Metro and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

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

EMPLOYEES. At December 31, 1997 the Bank had a total of 44 full-time equivalent employees. This included 42 full-time and 6 part-time employees


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. In addition to the executive office which includes a banking office, the Bank operates four traditional staffed branch offices and one automated branch office. Two offices are owned by MB Realty, a wholly owned subsidiary of the Bank, while the other three branches are leased facilities. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. Two traditional staffed branches located at 255 Sheridan Road and 2025 North Cherry in Noblesville, Indiana are leased from an unaffiliated third party. The bank also has an automated branch at 12440 North Meridian Street, Carmel, Indiana that is leased from an affiliated third party. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.

The 2025 North Cherry Street office opened on March 17, 1997. The property where this new facility is located was purchased by MB Realty during the fourth quarter of 1994 and sold to an unaffiliated party during the second quarter of 1996 for the development of a multipurpose office building. MetroBank only leases a portion of this facility to conduct banking business. The new branch is located in the Bank's current servicing area and provides additional exposure and greater access within Hamilton and northern Marion Counties.

In September, 1997, management of the Bank entered into a lease agreement with Wal-Mart Stores, Inc. for a 525 square foot bank branch facility to be located in a new Wal-Mart SuperCenter in Noblesville, Indiana. A first quarter 1998 opening is anticipated.

In December, 1997, management of the Bank notified its landlord of its intent to terminate the lease of the Automated

Branch effective February 28, 1998 pursuant to its early termination option.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 1997 to Metro's shareholders, either through the solicitation of proxies or otherwise.


                                   Part II.
                                   --------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
         ---------------------------------------------------------

In conjunction with a public offering of common stock completed in the second quarter of 1994, Metro obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "METB."

At December 31, 1997, there were 319 shareholders of record of Metro common stock.

The following table sets forth the high and low sale prices for Metro common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                       SALE PRICE PER SHARE
                                       --------------------

                                  1996                       1997
                                  ----                       ----
       Quarter               High       Low            High        Low
       -------              ----------------          -----------------
    First Quarter           $7.25      $6.00          $ 7.25      $5.50

    Second Quarter           6.75       5.75            8.25       6.38

    Third Quarter            6.75       5.75            9.50       7.13

    Fourth Quarter           6.50       5.25           11.22       8.50

Metro declared and paid on a quarterly basis four cash dividends on its shares of Common Stock during 1997. The amount of each dividend was approximately $84,000 or $0.05 per share. Future dividend payments by Metro are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION
         ------------------------------------------------------------

         Pages 17 through 34, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         Pages 35 through 51, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in regard to this item.

ITEM 8.  CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         -------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                  Part III.
                                  ---------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

         Pages 2 through 5, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 23, 1998, is incorporated herein by reference in regard to this item.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         Pages 5 through 10, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 23, 1998, is incorporated herein by reference in regard to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Pages 2 through 4, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated March 23, 1998, is incorporated herein by reference in regard to this item.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Page 11 through 12, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, Dated March 23, 1998, is incorporated herein by reference in regard to this item.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)     The following Exhibits are being filed as part of this Registration
        Statement:

        3(i)*       Articles of Incorporation

        3(ii)*      By-Laws

        10.01* Employment Agreement dated December 31, 1992 between Registrant and Ike G. Batalis

        10.02* Employment Agreement dated July 1, 1991 between Registrant and Charles V. Turean

        10.03* Employment Agreement dated July 1, 1991 between Registrant and Andrew E. Illyes

        10.04* Letter of Agreement dated December 31, 1992 between the Registrant and Heptagon, Inc.

        10.05* Lease dated September 11, 1987 between Registrant and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

        10.06* Lease dated October 11, 1993 between Registrant and Meridian Three Plaza Company with respect to property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

        10.07* Form of indemnification Agreement for Directors and Officers of Registrant

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

        10.13**     Registrant's Supplemental Executive Retirement Plan

        10.15*      Student Loan Sale Agreement, dated May 19, 1989

        10.16*      Student Loan Sale Agreement, dated July 1, 1992

        10.17* Consent to Assignment to Secondary Market Services, Inc. of Student Loan purchase and sale agreements effective April 1, 1993

        10.18*      Student Loan Guarantee Agreement, dated August 19, 1989

        10.19*      Student Loan Servicing Agreement, dated September 1, 1992

        10.20**     Registrant's Employees' Thrift and Retirement Plan

        10.20(a) Amendment No. 1, dated October 26, 1995 to the Registrant's Employees' Thrift and Retirement Plan

        10.21***    Registrant's 1994 Stock Option and Stock Appreciation
                    Rights Plan

        10.22***    Registrant's 1994 Directors' Stock Option Plan

        10.23****   Lease dated November 1, 1995 between Registrant and Eaton
                    & Lauth, Meridian Park Shoppes, for property at 12440
                    North Meridian Street, Carmel, Indiana

        10.24*****  Lease dated March 18, 1997 between Registrant and
                    Riverview Hospital, for property at 2025 Cherry Street, Noblesville, Indiana

        10.25****** Sublease dated September 11, 1997 between Registrant and
                    Wal-Mart Stores, Inc., for property at 16865 Clover Road, Noblesville, Indiana

        10.26****** Amendment No. 1 to Lease Agreement dated September 30,
                    1997, between the Registrant and Phoenix Home Life Mutual Insurance Company for property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

        13 The Annual Report to Shareholders of the Company for the year ended December 31, 1997 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

        21*         Subsidiaries of the Registrant

        24          Powers of Attorney

        27          Financial Data Schedule


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 33-75360 filed February 16, 1994.

** Incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-75360, filed March 16, 1994.

*** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1994, filed August, 1994.

**** Incorporated by reference to Registrant's Form 10- KSB for the fiscal year ended December 31, 1995.

***** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 1997, filed May 12, 1997.

****** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 1997, filed November 10, 1997.

(b)     No Reports on Form 8-K were filed during the last quarter of 1997.

                                  SIGNATURES

In accordance with Section 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the undersigned, there unto duly authorized.



                                              MetroBanCorp
                                              (Registrant)

Date:   March 23, 1998                By:     /s/ Ike G. Batalis
                                              --------------------------------
                                              Ike G. Batalis, President

Date:   March 23, 1998                By:     /s/ Charles V. Turean
                                              --------------------------------
                                              Charles V. Turean
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

Date:   March 23, 1998                By:     CHRIS G. BATALIS*
                                              --------------------------------
                                              Chris G. Batalis, Director

Date:   March 23, 1998                By:     TERRY L. EATON*
                                              --------------------------------
                                              Terry L. Eaton, Director

Date:   March 23, 1998                By:     EVANS M. HARRELL*
                                              --------------------------------
                                              Evans M. Harrell, Director

Date:   March 23, 1998                By:     EDWARD G. McMAHON*
                                              --------------------------------
                                              Edward G. McMahon, Director

Date:   March 23, 1998                By:     ROBERT L. LAUTH, JR. *
                                              --------------------------------
                                              Robert L. Lauth, Jr., Director

Date:   March 23, 1998                By:     LARRY E. REED*
                                              --------------------------------
                                              Larry E. Reed, Director

Date:   March 23, 1998                By:     RUSSELL D. RICHARDSON*
                                              --------------------------------
                                              Russell D. Richardson, Director

Date:   March 23, 1998                By:     EDWARD R. SCHMIDT*
                                              --------------------------------
                                              Edward R. Schmidt, Director

Date:   March 23, 1998                By:     DONALD F. WALTER*
                                              --------------------------------
                                              Donald F. Walter, Director

*By:    /s/ Ike G. Batalis
        ------------------------
        Ike G. Batalis,
        Attorney-in-Fact

                              Index to Exhibits
                              -----------------

                                                                      Sequential
  Exhibit                                                                 Page
  Number         Exhibit                                                 Number
--------------   ---------------------------------------------------  ----------

  3 (i) *        Articles of Incorporation of the Registrant               N/A

 3 (ii) *        By-Laws of the Registrant                                 N/A

  10.01 *        Employment Agreement dated December 31, 1992 between      N/A
                 Registrant and Ike G. Batalis

  10.02 *        Employment Agreement dated July 1, 1991 between           N/A
                 Registrant and Charles V. Turean

  10.03 *        Employment Agreement dated July 1, 1991 between           N/A
                 Registrant and Andrew E. Illyes

  10.04 *        Letter of Agreement dated December 31, 1992 between       N/A
                 the Registrant and Heptagon, Inc.

  10.05 *        Lease dated September 11, 1987 between Registrant         N/A
                 and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

  10.06 *        Lease dated October 11, 1993 between Registrant and       N/A
                 Three Meridian Plaza Company with respect to property at 10333 North Meridian Street, Suite 111,
                 Indianapolis, Indiana

  10.07 *        Form of Indemnification Agreement for Directors and       N/A
                 Officers of the Registrant

  10.08 *        Registrant's 1987 Directors' Stock Option Plan            N/A

  10.09 *        Registrant's Incorporators' and Founders' Stock           N/A
                 Option Plan

  10.10 *        Registrant's 1987 Stock Option and Stock                  N/A
                 Appreciation Rights Plan

  10.11 *        Registrant's 1991 Directors' Stock Option Plan            N/A

  10.12 *        Registrant's 1991 Stock Option and Stock Appreciation     N/A
                 Rights Plan

  10.13 **       Registrant's Supplemental Executive Retirement Plan       N/A

  10.15 *        Student Loan Sale Agreement, dated May 19, 1989           N/A

  10.16 *        Student Loan Sale Agreement, dated July 1, 1992           N/A

  10.17 *        Consent to Assignment to Secondary Market Services,       N/A
                 Inc. of Student Loan Purchase and Sale Agreements
                 Effective April 1, 1993

  10.18 *        Student Loan Servicing Agreement, dated August 19,        N/A
                 1989

  10.19 *        Student Loan Servicing Agreement, dated February 1,       N/A
                 1997

  10.20 **       Registrant's Employees' Thrift and Retirement Plan        N/A

  10.20 (a)****  Amendment No. 1, dated October 26, 1995 to the            N/A
                 Registrant's Employees' Thrift and Retirement Plan

  10.21 ***      Registrant's 1994 Stock Option and Stock Appreciation     N/A
                 Rights Plan

  10.22 ***      Registrant's 1994 Directors' Stock Option Plan            N/A

  10.23 ****     Lease dated November 1, 1995 between Registrant and       N/A
                 Eaton & Lauth, Meridian Park Shoppes, for property at
                 12440 North Meridian Street, Carmel, Indiana

  10.24 *****    Lease dated March 18, 1997 between Registrant and         N/A
                 Riverview Hospital, for property at 2025 Cherry Street,
                 Noblesville, Indiana

  10.25 ******   Sublease dated September 11, 1997 between Registrant      N/A
                 and Wal-Mart Stores, Inc., for property at 16865
                 Clover Road, Noblesville, Indiana

  10.26 ******   Amendment No. 1 to Lease Agreement, dated September       N/A
                 30, 1997 between the Registrant and Phoenix Home Life
                 Mutual Insurance Company for property at 10333 North
                 Meridian Street, Suite 111, Indianapolis, Indiana

  13             The Annual Report to Shareholders of the Company for      15
                 the year ended December 31, 1997 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

  21 *           Subsidiaries of the Registrant                            N/A

  24             Powers of Attorney                                        51

  27             Financial Data Schedule                                   52