Form 10QSB
period 1998-03-31
METROBANCORP
filed 1998-05-13
CIK 818999

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


Commission File Number       0-23790
                       -------------------


                                 METROBANCORP
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


       INDIANA                                             35-1712167
-----------------------                               ---------------------
(State of incorporation)                                 I.R.S. Employer
                                                      Identification Number


       10333 N. MERIDIAN STREET, SUITE 111, INDIANAPOLIS, INDIANA 46290
       ----------------------------------------------------------------
            (Address of principal executive offices and zip code)


                                (317) 573-2400
                         ---------------------------
                         (Issuer's telephone number)


                             http://www.metb.com
                     -----------------------------------
                     (Issuer's Internet Website Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       1,765,308 Shares of Common Stock
                       --------------------------------

Transitional Small Business Disclosure Format (Check one):

                          Yes [ ]            No [X]

                                 METROBANCORP
                                 FORM 10-QSB
                                    INDEX




PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.    Financial Statements

     Consolidated Statement of Condition
     March 31, 1998 and December 31, 1997                                   3

     Consolidated Statement of Operations
     Three Months Ended March 31, 1998 and 1997                             4

     Consolidated Statement of Cash Flows
     Three Months Ended  March 31, 1998 and 1997                            5

     Notes to Consolidated Financial Statements                             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

EXHIBITS

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF CONDITION
(unaudited)
(dollars in thousands)
                                                                        03/31/98            12/31/97
                                                                       ----------          ----------
Assets
 Cash and Due from Banks                                                $ 13,385            $  9,595
 Federal Funds Sold                                                        9,400               7,500
                                                                       ----------          ----------
         Total Cash and Cash Equivalents                                  22,785              17,095
 Investment Securities HTM - at Cost                                       9,492               9,519
 Investment Securities AFS - at Market                                    19,519              18,518
                                                                       ----------          ----------
         Total Investment Securities                                      29,011              28,037
Loans:
         Gross Loans                                                      77,831              77,295
         Less: Allowance for Loan Losses                                  (1,081)               (998)
                                                                       ----------          ----------
               Loans, Net                                                 76,750              76,297
 Premises and Equipment, Net                                               1,426               1,406
 Accrued Interest Receivable                                                 777                 834
 Core Deposit Intangible, Net                                                146                 182
 Deferred Tax Asset                                                          392                 419
 Other Assets                                                                399                 448
                                                                       ----------          ----------
         Total Assets                                                   $131,686            $124,718
                                                                       ==========          ==========

Liabilities
 Deposits:
         Non-Interest Bearing Demand                                    $ 28,997            $ 28,552
         Interest Bearing:
               Savings and NOW Accounts                                   45,938              40,500
               Time Deposits of $100,000 and over                         14,256              12,530
               Other Time Deposits                                        28,885              29,652
                                                                       ----------          ----------
                     Total Deposits                                      118,076             111,234

 Accrued Interest Payable                                                    443                 426
 Other Liabilities                                                           942                 926
                                                                       ----------          ----------
               Total Liabilities                                         119,461             112,586
                                                                       ----------          ----------

Commitments and Contingencies                                                  -                   -
Shareholders' Equity
 Preferred Stock:    1,000,000 Shares Authorized; None Outstanding             -                   -
 Common Stock:       3,000,000 Shares Authorized;
                     1,765,308 Shares Issued and Outstanding              12,134              11,210
 Accumulated Earnings                                                         55                 880
 Net Unrealized Gain on Investment Securities AFS                             36                  42
                                                                       ----------          ----------
         Total Shareholders' Equity                                       12,225              12,132
                                                                       ----------          ----------
 Total Liabilities and Shareholders' Equity                             $131,686            $124,718
                                                                       ==========          ==========

See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)                                                            Three Months Ended
(dollars in thousands, except share data)                        ------------------------------
                                                                   03/31/98          03/31/97
                                                                 ------------      ------------
Interest Income
          Interest and Fees on Loans                              $    1,908        $    1,595
          Interest on Investment Securities                              357               414
          Interest on Federal Funds Sold                                 115                 4
                                                                 ------------      ------------
                Total Interest Income                                  2,380             2,013

Interest Expense
          Interest on Deposits                                         1,032               869
          Other Interest Expense                                           -                 9
                                                                 ------------      ------------
                Total Interest Expense                                 1,032               878
                                                                 ------------      ------------
                Net Interest Income                                    1,348             1,135
                                                                 ------------      ------------
          Provision for Loan Losses                                       75                29
                                                                 ------------      ------------
          Net Interest Income after Provision for Loan Losses          1,273             1,106
                                                                 ------------      ------------

Non-Interest Income
          Service Charges on Deposit Accounts                             79                75
          Loss on Sale of Investment Securities                           (8)                -
          Other Service Charges, Commissions and Fees                    128               169
                                                                 ------------      ------------
                Total Non-Interest Income                                199               244

Non-Interest Expense
          Salaries and Employee Benefits                                 503               458
          Occupancy Expense                                              104                74
          Equipment Expense                                               87                82
          Advertising and Public Relations                                65                46
          Legal, Professional and Audit Services                          54                42
          Data Processing                                                 80                70
          Student Loan Servicing Fees                                     11                22
          FDIC Insurance Assessment                                        7                20
          Amortization of Core Deposit Intangible                         36                35
          Other                                                          221               241
                                                                 ------------      ------------
                Total Non-Interest Expense                             1,168             1,090

                Income before Income Taxes                               304               260

                Applicable Income Taxes                                  121               105
                                                                 ------------      ------------
Net Income                                                        $      183        $      155
                                                                 ============      ============

Net Income per Common Share                                       $     0.10        $     0.09
Net Income per Common Share - Assuming Dilution                   $     0.10        $     0.09
Weighted Average Shares Outstanding                                1,765,308         1,765,308
Weighted Average Shares Outstanding - Assuming Dilution            1,847,241         1,769,503


See "Notes to Consolidated Financial Statements"

METROBANCORP
PART  I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)                                                              Three Months      Three Months
(dollars in thousands)                                                      Ended             Ended
                                                                         ------------      ------------
                                                                           03/31/98          03/31/97
                                                                         ------------      ------------
Cash Flows from Operating Activities:
Net Income                                                                 $    183          $    155
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                                                      75                29
  Depreciation and Amortization                                                 106               102
  Gain on Sale of Real Estate                                                     -               (56)
  Loss on Sale of Securities                                                      8                 -
  (Increase)/Decrease in Accrued Interest Receivable                             57               (40)
  Decrease in Other Assets                                                       49                72
  Increase in Accrued Interest Payable                                           17                43
  Increase in Other Liabilities                                                  16               208
                                                                         ------------      ------------
  Total Adjustments                                                             328               358
                                                                         ------------      ------------

  Net Cash Flows Provided by Operating Activities                               511               513
                                                                         ------------      ------------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Investment Securities Held to Maturity             19                 -
  Proceeds from Maturities of Investment Securities Available for Sale            -             1,738
  Proceeds from Sales of Investment Securities Available for Sale             4,198                 -
  Purchases of Investment Securities Available for Sale                      (5,174)             (999)
  Proceeds from the Sale of Student Loans                                         -               170
  Proceeds from the Repayment of Student Loans                                   77               373
  Net Loans Made to Customers                                                  (605)           (5,118)
  Purchases of Premises and Equipment                                           (94)             (294)
  Proceeds from the Sale of Real Estate                                           -               461
                                                                         ------------      ------------
Net Cash Flows Used in Investing Activities                                  (1,579)           (3,669)
                                                                         ------------      ------------

Cash Flows from Financing Activities:
  Net Increase/(Decrease)  in DDA, NOW and Savings Accounts                   5,883            (6,716)
  Net Increase in Time Deposits                                                 959               313
  Net Decrease in Federal Funds Purchased                                         -              (900)
  Net Increase in Securities Sold Under Agreements to Repurchase                  -             1,500
  Cash Dividends Paid                                                           (84)              (84)
                                                                         ------------      ------------
Net Cash Flows Provided by/(Used in) Financing Activities                     6,758            (5,887)
                                                                         ------------      ------------
Net Increase/(Decrease) in Cash and Cash Equivalents                          5,690            (9,043)
Cash and Cash Equivalents at Beginning of Period                             17,095            13,775
                                                                         ------------      ------------
Cash and Cash Equivalents at End of Period                                 $ 22,785          $  4,732
                                                                         ============      ============

See "Notes to Consolidated Statements"

                                 MetroBanCorp
                  Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

     These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1997.

2.   Investments
     -----------

     The market value and amortized cost of investment securities of Metro as of March 31, 1998 are set forth below:

                                  Market Value       Amortized Cost
                                  ------------       --------------
         Held to Maturity         $  9,351,000        $  9,492,000
         Available for Sale         19,519,000          19,419,000
                                  ------------        ------------
         Total Investments        $ 28,870,000        $ 28,911,000
                                  ============        ============

3.   Allowance for Loan and Lease Losses
     -----------------------------------

     As of March 31, 1998, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $163,813. Of this amount, $155,851 had no related specific allowance. The remaining $7,962 of impaired loans were fully reserved.

     Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as impaired are utilized to reduce the principal outstanding.

     For the three months ended March 31, 1998, the average balance of impaired loans was $40,079. Additionally, there was $1,254 in interest income earned on these loans during the first three months of 1998.

4.   Comprehensive Income
     --------------------

     During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses of available for sale securities. Total comprehensive income was $177,000 and $132,000 for the three month period ended March 31, 1998 and 1997, respectively.

5.   Per Share Data
     --------------

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Net income per common share, assuming full dilution, is computed as above except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic net income per common share and net income per common share - assuming full dilution:

                                                                   For the Three Months Ended
                                     -------------------------------------------------------------------------------------
                                                       March 31,                                   March 31,
                                                         1998                                        1997
                                     -----------------------------------------  ------------------------------------------
                                       Income           Shares       Per Share    Income            Shares       Per Share
                                     (Numerator)    (Denominator)     Amount    (Numerator)     (Denominator)     Amount
                                     -----------------------------------------  ------------------------------------------
     Net Income per Common Share
     Income Available to Common
     Stockholders                     $ 183,000      $ 1,765,308      $ 0.10     $ 155,000       $ 1,765,308      $ 0.09
                                                                     =========                                   =========

     Effects of Dilutive Options
     Stock Options                           -            81,933                         -             4,195
                                     ----------------------------               -----------------------------

     Net Income per Common
     Share - Assuming Dilution        $ 183,000      $ 1,847,241      $ 0.10     $ 155,000       $ 1,769,503      $ 0.09
                                     =========================================  ==========================================

     Per share data included in Metro's consolidated statement of operations for the three months ended March 31, 1998 and 1997 was based on the weighted average number of common shares outstanding.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of March 31, 1998 as compared to December 31, 1997, and the results of operations for the three month periods ending March 31, 1998 and 1997.


FINANCIAL CONDITION

At March 31, 1998, Metro had total assets of $131.7 million, an increase of $7.0 million or 5.6 percent from December 31, 1997. This increase is due to an increase in interest bearing deposits.

Consolidated earning assets totaled to $116.2 million, or 88.3 percent of total assets, at March 31, 1998. The principal components of earning assets were loans in the amount of $77.8 million or 67.0 percent of total earning assets, and investment securities of $29.0 million or 25.0 percent of total earning assets. Earning assets at December 31, 1997 were $112.8 million, or
90.5 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $.5 million or .7 percent from December 31, 1997 to March 31, 1998. This growth is a result of increased indirect consumer lending and growth in the commercial loan portfolio. The overall loan demand has been relatively steady in Metro's market area.

At March 31, 1998, net loans amounted to 58.3 percent of total assets as compared to 61.2 percent at year end 1997. The Bank's loan to deposit ratio, which is one measure of liquidity, was 65.0 percent at March 31, 1998, as compared to 68.6 percent at year end 1997.

                         LOAN PORTFOLIO AT PERIOD-END
                            (dollars in thousands)

                              March 31, 1998    December 31, 1997    % Change
                              --------------    -----------------    --------
Commercial                        $47,621            $47,527            .20%
Real Estate - Construction          3,417              3,689           -.07%
Mortgage                              593                646           -.08%
Installment                        21,311             20,467           4.10%
Student Loans                       4,889              4,966          -1.60%
                                 ---------          ---------        --------

        Total Loans               $77,831            $77,295            .69%

Less:
Allowance for Loan Losses          (1,081)              (998)          2.89%
                                 ---------          ---------        --------

        Net Loans                 $76,750            $76,297            .59%
                                 =========          =========        ========

Delinquent loans at March 31, 1998 were $1.3 million, representing 1.6 percent of total loans. At December 31, 1997, delinquent loans amounted to $915,000 or
1.2 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Funds, a subsidiary of USA Group, Inc. Non-accruing loans at March 31, 1998 amounted to $163,813 as compared to $9,701 at December 31, 1997. Net recoveries on charged-off loans amounted to $8,305 for the three months ending March 31, 1998.

At March 31, 1998 and December 31, 1997, the Bank had an allowance for loan losses of $1,081,000 and $998,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.39 percent and 1.29 percent for March 31, 1998 and December 31, 1997, respectively. The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of the Bank's loan loss reserve account.


                          ALLOWANCE FOR LOAN LOSSES
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (dollars in thousands)

                                              1998            1997
                                              ----            ----
Allowance for Loan Losses, January 1        $   998         $   866

Loans Charged-Off:
  Commercial                                      -              (9)
  Real Estate                                     -               -
  Mortgage                                        -               -
  Installment                                   (10)              -
  Student Loans                                   -               -
                                           ---------       ---------
Total Charged-Off Loans                         (10)             (9)
                                           ---------       ---------

Recoveries on Charged-Off Loans:
  Commercial                                     10               5
  Real Estate                                     -               -
  Mortgage                                        -               -
  Installment                                     8               -
  Student Loans                                   -               -
                                           ---------       ---------
Total Recoveries                                 18               5
                                           ---------       ---------
Net Charged-Off Loans                             8              (4)
                                           ---------       ---------
Provision for Loan Losses                        75              29
                                           ---------       ---------
Allowance for Loan Losses, March 31         $ 1,081         $   891
                                           =========       =========

Average Loans Outstanding                   $78,249         $67,456
                                           =========       =========

Net Charged-Off loans to Average Loans         .006%           .006%
                                           =========       =========

INVESTMENT SECURITIES
---------------------

Total investments at March 31, 1998 were $29.0 million, increasing by $974,000 or 3.5 percent from the amount at December 31, 1997.


DEPOSITS
--------

Total deposits at March 31, 1998 amounted to $118.1 million in comparison to $111.2 million at December 31, 1997, representing an increase of $6.8 million or 6.2 percent. Since December 31, 1997, non-interest bearing demand deposits increased by $445,000 or 1.6 percent. In the first three months of 1998, interest bearing deposits increased by $6.4 million or 7.7 percent.


OTHER LIABILITIES
-----------------

Other liabilities increased to $942,000 from $926,000 from December 31, 1997. Total liabilities increased by $6.9 million or 6.1 percent to $119.5 million since December 31, 1997.

CAPITAL
-------

Metro's total capital increased by a net amount of $93,000 or .76 percent during the first three months of 1998. Metro's earnings in the first three months of 1998 amounted to $183,000. The net unrealized gain on investment securities available for sale amounted to $36,000 at March 31, 1998, decreasing by $6,000 or 14.3 percent since December 31, 1997. Capital decreased by $84,065 in 1998 following the payment of a $.05 quarterly cash dividend in March, 1998.

During the first quarter of 1998, the Board of Directors of Metro declared a five percent stock dividend issuable April 6, 1998 to shareholders of record as of March 18, 1998. Fractional shares resulting from the stock dividend were paid in cash. As a result, there were 84,017 shares issued, bringing the new number of common shares outstanding to 1,765,308. A transfer from accumulated earnings equity account to the common stock equity account in the amount of $924,000 followed the stock dividend issuance.

Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of March 31, 1998, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and the Bank as of March 31, 1998 (dollars in thousands):

                                                              To Be Well Capitalized
                                                              Under Prompt Corrective
                                       Actual                    Action Provisions
                              -----------------------        ------------------------
                               Amount          Ratio          Amount           Ratio
                              --------        -------        --------        --------
Total Capital
(to Risk Weighted Assets)
   Consolidated               $13,123          15.59%        > $8,418        > 10.00%
   Bank                       $ 9,959          11.91%        > $8,362        > 10.00%

Tier 1 Capital
(to Risk Weighted Assets)
   Consolidated               $12,042          14.31%        > $5,051        >  6.00%
   Bank                       $ 8,878          10.62%        > $5,017        >  6.00%

Tier 1 Capital
(to Average Assets)
   Consolidated               $12,042           9.67%        > $6,228        >  5.00%
   Bank                       $ 8,878           7.15%        > $6,211        >  5.00%



As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed its or the Bank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $1.3 million for the three months ending March 31, 1998, compared to $1.1 million for the comparable period of 1997, an increase of 15.1 percent. Net Interest income increased principally due to growth in earning assets for the first quarter of 1998. The Bank's provision for loan loss expense was $75,000 at March 31, 1998, compared to $29,000 for the same period in 1997. The provision made in 1998 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.


NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $1.2 million for the three month period ending March 31, 1998, compared to $1.1 million for the same period in 1997.

NET INCOME
----------

Metro recognized net income of $183,000 for the three month period ending March 31, 1998, compared to $155,000 for the same period one year earlier.


                          PART II-OTHER INFORMATION
                          -------------------------

Item 5.  Other Information
--------------------------

During the first quarter of 1998, the Bank opened its sixth branch office located at 16825 Clover Road, Noblesville, Indiana. This new facility commenced operations on February 11, 1998. With the continuing commercial expansion of Noblesville's east side, MetroBank's presence will provide greater convenience and accessibility for local businesses and area residents with extended hours and an increased emphasis on sales of financial products and services.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

    Exhibit 27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES
                                  ----------


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      METROBANCORP
                                       (Registrant)


May 13, 1998                          By: /S/  Ike G. Batalis
                                          ------------------------------------
                                          Ike G. Batalis
                                          Chairman and
                                          President (Principal
                                          Executive Officer)

May 13, 1998                          By: /S/  Charles V. Turean
                                          ------------------------------------
                                          Charles V. Turean
                                          Executive Vice President
                                          (Principal Financial and
                                          Accounting Officer)