Form 10QSB
period 1998-06-30
METROBANCORP
filed 1998-08-13
CIK 818999

================================================================================



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                 FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
           JUNE 30, 1998.


COMMISSION FILE NUMBER:    0-23790
                           -------

METROBANCORP
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

INDIANA                                                               35-1712167
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or  organization)                              Identification No.)

10333 N. MERIDIAN STREET, SUITE 111, INDIANAPOLIS, INDIANA                 46290
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(317) 573-2400
--------------------------------------------------------------------------------
(Issuer's telephone number)

http://www.metb.com
-------------------
(Issuer's Internet Website Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,765,308 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes         No   X
     ---        ---
================================================================================

                                  METROBANCORP
                                  FORM 10-QSB
                                     INDEX




PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.   Financial Statements

    Consolidated Statement of Condition
    June 30, 1998 and December 31, 1997                                     3

    Consolidated Statement of Operations
    Three Months Ended June 30, 1998 and 1997                               4

    Consolidated Statement of Operations
    Six Months Ended June 30, 1998 and 1997                                 5

    Consolidated Statement of Cash Flows
    Six Months Ended June 30, 1998 and 1997                                 6

    Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 13

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

EXHIBITS

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CONDITION
(unaudited)
(dollars in thousands)

                                                                            06/30/98         12/31/97
                                                                            --------         --------
Assets
  Cash and Due from Banks                                                   $  9,825         $  9,595
  Federal Funds Sold                                                           8,150            7,500
                                                                            --------         --------
        Total Cash and Cash Equivalents                                       17,975           17,095
  Investment Securities HTM - at Cost                                          9,418            9,519
  Investment Securities AFS - at Market                                       24,331           18,518
                                                                            --------         --------
        Total Investment Securities                                           33,749           28,037
  Loans:
        Gross Loans                                                           78,562           77,295
        Less: Allowance for Loan Losses                                       (1,149)            (998)
                                                                            --------         --------
             Loans, Net                                                       77,413           76,297
  Premises and Equipment, Net                                                  1,523            1,406
  Accrued Interest Receivable                                                    874              834
  Core Deposit Intangible, Net                                                   111              182
  Deferred Tax Asset                                                             391              419
  Other Assets                                                                   397              448
                                                                            --------         --------
        Total Assets                                                        $132,433         $124,718
                                                                            ========         ========
Liabilities
  Deposits:
        Non-Interest Bearing Demand                                         $ 26,785          $28,552
        Interest Bearing:
             Savings and NOW Accounts                                         47,037           40,500
             Time Deposits of $100,000 and over                               14,096           12,530
             Other Time Deposits                                              30,742           29,652
                                                                            --------          -------
                      Total Deposits                                         118,660          111,234

  Accrued Interest Payable                                                       472              426
  Other Liabilities                                                              920              926
                                                                            --------          -------
             Total Liabilities                                               120,052          112,586
                                                                            --------          -------
Commitments and Contingencies                                                      -                -
Shareholders' Equity
  Preferred Stock:    1,000,000 Shares Authorized; None Outstanding                -                -
  Common Stock:       3,000,000 Shares Authorized;
                      1,765,308 Shares Issued and Outstanding                 12,134           11,210
  Accumulated Earnings                                                           210              880
  Net Unrealized Gain on Investment Securities AFS
                                                                                  37               42
                                                                            --------         --------
        Total Shareholders' Equity                                            12,381           12,132
                                                                            --------         --------
  Total Liabilities and Shareholders' Equity                                $132,433         $124,718
                                                                            ========         ========

See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                         Three Months Ended
                                                                     -------------------------
                                                                      06/30/98       06/30/97
                                                                     ----------     ----------
Interest Income
          Interest and Fees on Loans                                 $    1,944     $    1,789
          Interest on Investment Securities                                 390            406
          Interest on Federal Funds Sold                                    114              6
                                                                     ----------     ----------
                     Total Interest Income                                2,448          2,201
Interest Expense
          Interest on Deposits                                            1,054            914
          Other Interest Expense                                              -             19
                                                                     ----------     ----------
                     Total Interest Expense                               1,054            933
                                                                     ----------     ----------
                     Net Interest Income                                  1,394          1,268
                                                                     ----------     ----------
          Provision for Loan Losses                                          75             38
                                                                     ----------     ----------
          Net Interest Income after Provision for Loan Losses             1,319          1,230
                                                                     ----------     ----------
Non-Interest Income
          Service Charges on Deposit Accounts                                88             79
          Loss on Sale of Investment Securities                               -            (16)
          Other Service Charges, Commissions and Fees                       157            127
                                                                     ----------     ----------
                     Total Non-Interest Income                              245            190

Non-Interest Expense
          Salaries and Employee Benefits                                    505            463
          Occupancy Expense                                                 103             86
          Equipment Expense                                                  84             99
          Advertising and Public Relations                                   59             66
          Legal, Professional and Audit Services                             44             53
          Data Processing                                                    85             74
          Student Loan Servicing Fees                                         9             21
          FDIC Insurance Assessment                                           2             20
          Amortization of Core Deposit Intangible                            35             35
          Postage Expense                                                    12             13
          Telephone Expense                                                  20             24
          Other                                                             196            192
                                                                     ----------     ----------
                     Total Non-Interest Expense                           1,154          1,146

                     Income before Income Taxes                             410            274

                     Applicable Income Taxes                                166            112
                                                                     ----------     ----------
Net Income                                                           $      244     $      162
                                                                     ==========     ==========

Net Income per Common Share                                          $     0.14     $     0.09
Net Income per Common Share - Assuming Dilution                      $     0.13     $     0.09
Weighted Average Shares Outstanding                                   1,765,308      1,765,308
Weighted Average Shares Outstanding - Assuming Dilution               1,843,443      1,778,448


See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                                 Six Months Ended
                                                                           ---------------------------
                                                                             06/30/98       06/30/97
                                                                           ------------   ------------
Interest Income
          Interest and Fees on Loans                                        $    3,852     $    3,384
          Interest on Investment Securities                                        747            819
          Interest on Federal Funds Sold                                           229             10
                                                                           ------------   ------------
                   Total Interest Income                                         4,828          4,213
Interest Expense
          Interest on Deposits                                                   2,086          1,784
          Other Interest Expense                                                     -             28
                                                                           ------------   ------------
                   Total Interest Expense                                        2,086          1,812
                                                                           ------------   ------------
                   Net Interest Income                                           2,742          2,401
                                                                           ------------   ------------
          Provision for Loan Losses                                                149             67
                                                                           ------------   ------------
          Net Interest Income after Provision for Loan Losses                    2,593          2,334
                                                                           ------------   ------------
Non-Interest Income
          Service Charges on Deposit Accounts                                      167            154
          Loss on Sale of Investment Securities                                     (8)           (16)
          Other Service Charges, Commissions and Fees                              284            297
                                                                           ------------   ------------
                   Total Non-Interest Income                                       443            435

Non-Interest Expense
          Salaries and Employee Benefits                                         1,008            921
          Occupancy Expense                                                        207            159
          Equipment Expense                                                        172            181
          Advertising and Public Relations                                         124            118
          Legal, Professional and Audit Services                                    99             94
          Data Processing                                                          165            144
          Student Loan Servicing Fees                                               20             43
          FDIC Insurance Assessment                                                  5             40
          Amortization of Core Deposit Intangible                                   70             70
          Postage Expense                                                           27             29
          Telephone Expense                                                         42             43
          Other                                                                    383            394
                                                                           ------------   ------------
                   Total Non-Interest Expense                                    2,322          2,236

                   Income before Income Taxes                                      714            533

                   Applicable Income Taxes                                         287            216
                                                                           ------------   ------------
Net Income                                                                  $      427     $      317
                                                                           ============   ============

Net Income per Common Share                                                 $     0.24     $     0.18
Net Income per Common Share - Assuming Dilution                             $     0.23     $     0.18
Weighted Average Shares Outstanding                                          1,765,308      1,765,308
Weighted Average Shares Outstanding - Assuming Dilution                      1,845,365      1,774,082

See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except share data)

                                                                                 Six Months Ended
                                                                           ---------------------------
                                                                             06/30/98       06/30/97
                                                                           ------------   ------------
Cash Flows from Operating Activities:

Net Income                                                                  $      427     $      317
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
   Provision for Loan Losses                                                       149             67
   Depreciation and Amortization                                                   211            219
   Gain on Sale of Real Estate                                                       -            (56)
   Loss on Sale of Securities                                                        8             16
   Increase in Accrued Interest  Receivable                                        (40)           (22)
   Decrease in Other Assets                                                         79            104
   Increase in Accrued Interest Payable                                             46             82
   Increase/(Decrease) in Other Liabilities                                         (6)           112
                                                                           ------------   ------------
   Total Adjustments                                                               447            522
                                                                           ------------   ------------

   Net Cash Flows Provided by Operating Activities                                 874            839
                                                                           ------------   ------------

Cash Flows from Investing Activities:
   Proceeds from Maturities of Investment Securities Held to Maturity            1,020             54
   Proceeds from Maturities of Investment Securities Available for Sale          2,546              -
   Proceeds from Sales of Investment Securities Available for Sale               3,500          4,193
   Purchases of Investment Securities Available for Sale                       (11,875)        (2,496)
   Purchases of Investment Securities Held to Maturity                            (921)             -
   Proceeds from the Sale of Student Loans                                           -          3,085
   Proceeds from the Repayment of Student Loans                                    280            975
   Net Loans Made to Customers                                                  (1,547)       (12,767)
   Purchases of Premises and Equipment                                            (251)          (334)
   Proceeds from the Sale of Real Estate                                             -            461
                                                                           ------------   ------------
Net Cash Flows Used in Investing Activities                                     (7,248)        (6,829)
                                                                           ------------   ------------

Cash Flows from Financing Activities:
   Net Increase/(Decrease)  in DDA, NOW and Savings Accounts                     4,770         (2,900)
   Net Increase in Time Deposits                                                 2,656          1,940
   Net Increase in Federal Funds Purchased                                           -          1,100
   Net Decrease in Securities Sold Under Agreements to Repurchase                    -         (1,500)
   Cash Dividends Paid                                                            (172)          (168)
                                                                           ------------   ------------
Net Cash Flows Provided by/(Used in) Financing Activities                        7,254         (1,528)
                                                                           ------------   ------------
Net Increase/(Decrease) in Cash and Cash Equivalents                               880         (7,518)
Cash and Cash Equivalents at Beginning of Period                                17,095         13,775
                                                                           ------------   ------------
Cash and Cash Equivalents at End of Period                                  $   17,975     $    6,257
                                                                           ============   ============

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

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the six months ended June 30, 1998 and 1997.

     These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1997.

2.   Investments
     -----------

     The market value and amortized cost of investment securities of Metro as of June 30, 1998 are set forth below:

                                      Market Value      Amortized Cost
                                      ------------      --------------
            Held to Maturity          $  9,316,000       $  9,418,000
            Available for Sale          24,331,000         24,235,000
                                      ------------       ------------
            Total Investments         $ 33,647,000       $ 33,653,000
                                      ============       ============

3.   Allowance for Loan and Lease Losses
     -----------------------------------

     As of June 30, 1998, Metro had investments in loans which are impaired in accordance with Statement of Financial Accounting Standard Nos. 114 and 118 of $326,000. Of this amount, $319,000 had no related specific allowance. The remaining $7,000 of impaired loans were fully reserved.

     Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as impaired are utilized to reduce the principal outstanding.

     For the six months ended June 30, 1998, the average balance of impaired loans was $121,000. Additionally, there was $10,000 in interest income earned on these loans during the first six months of 1998.

4.   Comprehensive Income
     --------------------

     During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $245,000 and $205,000 for the three month period ended June 30, 1998 and 1997, respectively. Total comprehensive income was $422,000 and $337,000 for the six month period ended June 30, 1998 and 1997, respectively.

5.   Per Share Data
     --------------

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Net income per common share, assuming full dilution, is computed as above except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic net income per common share and net income per common share assuming full dilution:

                                                                  For the Three Months Ended
                                        ------------------------------------------------------------------------------
                                                      June 30, 1998                           June 30, 1997
                                        --------------------------------------   -------------------------------------
                                          Income         Shares      Per Share     Income        Shares      Per Share
                                        (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                        --------------------------------------   -------------------------------------
     Net Income per Common Share
     Income Available to Common
     Stockholders                        $244,000       1,765,308      $0.14      $162,000      1,765,308      $0.09
                                                                     =========                               =========

     Effects of Dilutive Options
     Stock Options                              -          78,135                        -         13,140
                                        ---------------------------              --------------------------

     Net Income per Common
     Share - Assuming Dilution           $244,000       1,843,443      $0.13      $162,000      1,778,448      $0.09
                                        =====================================    =====================================

                                                                   For the Six Months Ended
                                        ------------------------------------------------------------------------------
                                                      June 30, 1998                           June 30, 1997
                                        --------------------------------------   -------------------------------------
                                          Income         Shares      Per Share     Income        Shares      Per Share
                                        (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                        --------------------------------------   -------------------------------------
     Net Income per Common Share
     Income Available to Common
     Stockholders                        $427,000       1,765,308      $0.24      $317,000      1,765,308      $0.18
                                                                     =========                               =========

     Effects of Dilutive Options
     Stock Options                              -          80,057                        -          8,774
                                        ---------------------------              --------------------------

     Net Income per Common
     Share - Assuming Dilution           $427,000       1,845,365      $0.23      $317,000      1,774,082      $0.18
                                        ======================================   =====================================

     Per share data included in Metro's consolidated statement of operations for the three months and six months ended June 30, 1998 and 1997 was based on the weighted average number of common shares outstanding.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -----------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of June 30, 1998 as compared to December 31, 1997, and the results of operations for the three and six month periods ending June 30, 1998 and 1997.


FINANCIAL CONDITION

At June 30, 1998, Metro had total assets of $132.4 million, an increase of $7.7 million or 6.2 percent from December 31, 1997. This increase is due to an increase in interest bearing deposits.

Consolidated earning assets totaled to $120.5 million, or 91.0 percent of total assets, at June 30, 1998. The principal components of earning assets were loans in the amount of $78.6 million or 65.2 percent of total earning assets, and investment securities of $33.7 million or 28.0 percent of total earning assets. Earning assets at December 31, 1997 were $112.8 million, or
90.5 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $1.3 million or 1.6 percent from December 31, 1997 to June 30, 1998. This growth is a result of increased indirect consumer lending and growth in the commercial loan portfolio. The overall loan demand has been relatively steady in Metro's market area.

At June 30, 1998, net loans amounted to 58.4 percent of total assets as compared to 61.2 percent at year end 1997. Metro's loan to deposit ratio, which is one measure of liquidity, was 65.2 percent at June 30, 1998, as compared to 68.6 percent at year end 1997.

                                                LOAN PORTFOLIO AT PERIOD-END
                                                   (dollars in thousands)

                                  June 30, 1998       December 31, 1997       % Change
                                  -------------       -----------------       --------
Commercial                           $49,341               $47,527              3.82%
Real Estate - Construction             2,547                 3,689            -30.96%
Mortgage                                 747                   646             15.63%
Installment                           21,240                20,467              3.78%
Student Loans                          4,687                 4,966             -5.62%
                                  -------------       -----------------       --------

               Total Loans           $78,562               $77,295              1.64%

Less:
Allowance for Loan Losses             (1,149)                 (998)            15.13%
                                  -------------       -----------------       --------

               Net Loans             $77,413               $76,297              1.46%
                                  =============       =================       ========

Delinquent loans at June 30, 1998 were $920,000, representing 1.2 percent of total loans. At December 31, 1997, delinquent loans amounted to $915,000 or
1.2 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Funds, a subsidiary of USA Group, Inc. Non-accruing loans at June 30, 1998 amounted to $326,000 as compared to $10,000 at December 31, 1997. Net recoveries on charged-off loans amounted to $2,000 for the six months ending June 30, 1998.

At June 30, 1998 and December 31, 1997, Metro had an allowance for loan losses of $1,149,000 and $998,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.46 percent and 1.29 percent for June 30, 1998 and December 31, 1997, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                          ALLOWANCE FOR LOAN LOSSES
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (dollars in thousands)

                                                  1998              1997
                                                  ----              ----
Allowance for Loan Losses, January 1            $   998           $   866

Loans Charged-Off:
     Commercial                                       -                 -
     Real Estate                                      -                 -
     Mortgage                                         -                 -
     Installment                                    (17)              (50)
     Student Loans                                    -                 -
                                               ---------         ---------
Total Charged-Off Loans                             (17)              (50)
                                               ---------         ---------

Recoveries on Charged-Off Loans:
     Commercial                                       -                 5
     Real Estate                                      -                 -
     Mortgage                                         -                 -
     Installment                                     19                 2
     Student Loans                                    -                 -
                                               ---------         ---------
Total Recoveries                                     19                 7
                                               ---------         ---------
Net Charged-Off Loans                                 2               (43)
                                               ---------         ---------
Provision for Loan Losses                           149                67
                                               ---------         ---------
Allowance for Loan Losses, June 30              $ 1,149           $   890
                                               =========         =========

Average Loans Outstanding                       $77,136           $70,159
                                               =========         =========

Net Charged-Off loans to Average Loans             .003%            -.061%
                                               =========         =========

INVESTMENT SECURITIES
---------------------

Total investments at June 30, 1998 were $33.7 million, increasing by $5.7 million or 20.4 percent from the amount at December 31, 1997.

DEPOSITS
--------

Total deposits at June 30, 1998 amounted to $118.7 million in comparison to $111.2 million at December 31, 1997, representing an increase of $7.4 million or 6.7 percent. Since December 31, 1997, non-interest bearing demand deposits decreased by $1.8 million or 6.2 percent. In the first six months of 1998, interest bearing deposits increased by $9.2 million or 11.1 percent.

OTHER LIABILITIES
-----------------

Other liabilities decreased to $920,000 from $926,000 from December 31, 1997. Total liabilities increased by $7.5 million or 6.6 percent to $120.1 million since December 31, 1997.

CAPITAL
-------

Metro's total capital increased by a net amount of $249,000 or 2.1 percent during the first six months of 1998. Metro's earnings in the first six months of 1998 amounted to $427,000. The net unrealized gain on investment securities available for sale amounted to $37,000 at June 30, 1998, decreasing by $5,000 or 11.9 percent since December 31, 1997. Capital decreased by $172,000 in 1998 following the payment of a $.05 quarterly cash dividend in the months of March and June, 1998.

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

Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of June 30, 1998, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and the Bank as of June 30, 1998 (dollars in thousands):

                                                                            To Be Well Capitalized
                                                                            Under Prompt Corrective
                                                Actual                         Action Provisions
                                        -----------------------          -----------------------------
                                         Amount          Ratio             Amount              Ratio
                                        --------        -------          ----------         ----------
Total Capital
(to Risk Weighted Assets)
    Consolidated                         $13,382         15.52%          >   $8,408         >   10.00%
    Bank                                 $10,314         12.26%          >   $8,411         >   10.00%

Tier 1 Capital
(to Risk Weighted Assets)
    Consolidated                         $12,233         14.55%          >   $5,045         >    6.00%
    Bank                                  $9,165         10.90%          >   $5,046         >    6.00%

Tier 1 Capital
(to Average Assets)
    Consolidated                         $12,233          9.77%          >   $6,261         >    5.00%
    Bank                                  $9,165          7.48%          >   $6,127         >    5.00%

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since the FDIC notification that management believes have changed Metro's or the Bank's capital categories.

RESULTS OF OPERATIONS


NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $2.6 million for the six months ending June 30, 1998, compared to $2.3 million for the comparable period of 1997, an increase of 11.1 percent. Net Interest income increased principally due to growth in earning assets in 1998. The Bank's provision for loan loss expense was $149,000 for the six months ended June 30, 1998, compared to $67,000 for the same period in 1997. The provision made in 1998 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $2.3 million for the six month period ending June 30, 1998, compared to $2.2 million for the same period in 1997.

NET INCOME
----------

Metro recognized net income of $427,000 for the six month period ending June 30, 1998, compared to $317,000 for the same period one year earlier.


                          PART II-OTHER INFORMATION
                          -------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

(a)      Metro held its annual meeting of shareholders on April 23, 1998.

(c) (i) At the annual meeting, Metro's shareholders elected ten directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                                      Number of Votes
                                     -------------------------------------------------

    Director's Name                     For              Withheld           Abstaining
------------------------             ---------           --------           ----------
Chris G. Batalis                     1,550,485            127,606             3,200
Ike G. Batalis                       1,550,485            127,606             3,200
Terry L. Eaton                       1,548,619            129,472             3,200
Evans M. Harrell                     1,548,619            129,472             3,200
Robert L. Lauth, Jr.                 1,547,519            130,572             3,200
Edward G. McMahon                    1,548,319            129,772             3,200
Larry E. Reed                        1,549,685            128,406             3,200
R. D. "Rusty" Richardson             1,548,619            129,472             3,200
Edward R. Schmidt                    1,550,585            127,506             3,200
Donald F. Walter                     1,550,785            127,306             3,200
------------------------             ---------           --------           ----------

    (ii) At the annual meeting, Metro's shareholders also ratified the appointment of Arthur Andersen, LLP, Indianapolis, Indiana, as independent public accountants for Metro for the fiscal year ending December 31, 1998, upon the following vote:

         For: 1,550,595       Against: 200       Abstaining: 130,496
              ---------                ---                   -------

Item 5.  Other Information
-------  -----------------

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

If a shareholder proposal is introduced at the 1999 Annual Meeting of Shareholders without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before February 1, 1999, as required by SEC Rule 14a-4(c)(1), of the intent to raise such proposal at the Annual Meeting of Shareholders, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion with respect to such proposal. Notice of such proposals is to be given to the Secretary of the Company in writing at its principal executive office, 10333 North Meridian Street, Indianapolis, Indiana 46290.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     Exhibit 27      Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      METROBANCORP
                                      (Registrant)


August 14, 1998                       By: /S/ Ike G. Batalis
                                          ------------------------
                                          Ike G. Batalis
                                          Chairman and
                                          President (Principal
                                          Executive Officer)


August 14, 1998                       By: /S/ Charles V. Turean
                                          ------------------------
                                          Charles V. Turean
                                          Executive Vice President
                                          (Principal Financial and
                                          Accounting Officer)