Form 10QSB
period 1998-09-30
METROBANCORP
filed 1998-11-12
CIK 818999

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


COMMISSION FILE NUMBER:    0-23790
                        -------------

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

                                  METROBANCORP
                                  FORM 10-QSB
                                     INDEX



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

      Consolidated Statement of Condition
      September 30, 1998 and December 31, 1997                                 3

      Consolidated Statement of Operations
      Three Months Ended September 30, 1998 and 1997                           4

      Consolidated Statement of Operations
      Nine Months Ended September 30, 1998 and 1997                            5

      Consolidated Statement of Cash Flows
      Nine Months Ended September 30, 1998 and 1997                            6

      Notes to Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9


PART II - OTHER INFORMATION

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

EXHIBITS

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CONDITION
(unaudited)
(dollars in thousands)

                                                                               09/30/98         12/31/97
                                                                              ----------       ----------
Assets
  Cash and Due from Banks                                                     $   7,757        $   9,595
  Federal Funds Sold                                                             10,400            7,500
                                                                              ----------       ----------
          Total Cash and Cash Equivalents                                        18,157           17,095

  Investment Securities HTM - at Cost                                             3,217            9,519
  Investment Securities AFS - at Market                                          30,893           18,518
                                                                              ----------       ----------
          Total Investment Securities                                            34,110           28,037
  Loans:
          Gross Loans                                                            81,113           77,295
          Less: Allowance for Loan Losses                                        (1,226)            (998)
                                                                              ----------       ----------
                Loans, Net                                                       79,887           76,297

  Premises and Equipment, Net                                                     1,473            1,406
  Accrued Interest Receivable                                                       889              834
  Core Deposit Intangible, Net                                                       76              182
  Deferred Tax Asset                                                                369              419
  Other Assets                                                                      397              448
                                                                              ----------       ----------
          Total Assets                                                        $ 135,358        $ 124,718
                                                                              ==========       ==========
Liabilities
  Deposits:
          Non-Interest Bearing Demand                                           $29,780          $28,552
          Interest Bearing:
                Savings and NOW Accounts                                         45,866           40,500
                Time Deposits of $100,000 and over                               12,730           12,530
                Other Time Deposits                                              32,739           29,652
                                                                              ----------       ----------
                      Total Deposits                                            121,115          111,234

  Accrued Interest Payable                                                          442              426
  Other Liabilities                                                               1,126              926
                                                                              ----------       ----------
                Total Liabilities                                               122,683          112,586
                                                                              ----------       ----------
Commitments and Contingencies                                                         -                -
Shareholders' Equity
  Preferred Stock:    1,000,000 Shares Authorized; None Outstanding                   -                -
  Common Stock:       3,000,000 Shares Authorized;
                      1,765,308 Shares Issued and Outstanding                    12,134           11,210
  Accumulated Earnings                                                              432              880
  Net Unrealized Gain on Investment Securities AFS                                  109               42
                                                                              ----------       ----------
          Total Shareholders' Equity                                             12,675           12,132
                                                                              ----------       ----------
  Total Liabilities and Shareholders' Equity                                  $ 135,358        $ 124,718
                                                                              ==========       ==========

  See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                             Three Months Ended
                                                                        ----------------------------
                                                                          09/30/98         09/30/97
                                                                        -----------      -----------
Interest Income
             Interest and Fees on Loans                                 $    1,987       $    1,850
             Interest on Investment Securities                                 473              392
             Interest on Federal Funds Sold                                     98               29
                                                                        -----------      -----------
                           Total Interest Income                             2,558            2,271
Interest Expense
             Interest on Deposits                                            1,118              971
             Other Interest Expense                                              -                4
                                                                        -----------      -----------
                           Total Interest Expense                            1,118              975
                                                                        -----------      -----------
                           Net Interest Income                               1,440            1,296
                                                                        -----------      -----------
             Provision for Loan Losses                                          75               45
                                                                        -----------      -----------
             Net Interest Income after Provision for Loan Losses             1,365            1,251
                                                                        -----------      -----------
Non-Interest Income
             Service Charges on Deposit Accounts                                95               79
             Gain on Sale of Investment Securities                               -                1
             Other Service Charges, Commissions and Fees                       155              136
                                                                        -----------      -----------
                           Total Non-Interest Income                           250              216

Non-Interest Expense
             Salaries and Employee Benefits                                    488              466
             Occupancy Expense                                                 100               88
             Equipment Expense                                                  81               91
             Advertising and Public Relations                                   60               59
             Legal, Professional and Audit Services                             47               41
             Data Processing                                                    76               69
             Student Loan Servicing Fees                                         9               13
             FDIC Insurance Assessment                                           3                8
             Amortization of Core Deposit Intangible                            35               35
             Postage Expense                                                    14               14
             Telephone Expense                                                  20               20
             Other                                                             171              196
                                                                        -----------      -----------
                           Total Non-Interest Expense                        1,104            1,100

                           Income before Income Taxes                          511              367

                           Applicable Income Taxes                             200              150
                                                                        ===========      ===========
Net Income                                                              $      310       $      217
                                                                        ===========      ===========

Net Income per Common Share                                             $     0.18       $     0.12
Net Income per Common Share - Assuming Dilution                         $     0.17       $     0.12
Weighted Average Shares Outstanding                                      1,765,308        1,765,308
Weighted Average Shares Outstanding - Assuming Dilution                  1,838,145        1,819,496


See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                                   Nine Months Ended
                                                                             ----------------------------
                                                                               09/30/98         09/30/97
                                                                             -----------      -----------
Interest Income
             Interest and Fees on Loans                                      $    5,839       $    5,233
             Interest on Investment Securities                                    1,220            1,211
             Interest on Federal Funds Sold                                         327               40
                                                                             -----------      -----------
                           Total Interest Income                                  7,386            6,484
Interest Expense
             Interest on Deposits                                                 3,204            2,754
             Other Interest Expense                                                   -               32
                                                                             -----------      -----------
                           Total Interest Expense                                 3,204            2,786
                                                                             -----------      -----------
                           Net Interest Income                                    4,182            3,698
                                                                             -----------      -----------
             Provision for Loan Losses                                              225              112
                                                                             -----------      -----------
             Net Interest Income after Provision for Loan Losses                  3,957            3,586
                                                                             -----------      -----------
Non-Interest Income
             Service Charges on Deposit Accounts                                    262              234
             Loss on Sale of Investment Securities                                   (8)             (15)
             Other Service Charges, Commissions and Fees                            439              432
                                                                             -----------      -----------
                           Total Non-Interest Income                                693              651

Non-Interest Expense
             Salaries and Employee Benefits                                       1,496            1,388
             Occupancy Expense                                                      307              247
             Equipment Expense                                                      253              272
             Advertising and Public Relations                                       184              178
             Legal, Professional and Audit Services                                 146              135
             Data Processing                                                        241              213
             Student Loan Servicing Fees                                             29               56
             FDIC Insurance Assessment                                                7               48
             Amortization of Core Deposit Intangible                                105              105
             Postage Expense                                                         41               42
             Telephone Expense                                                       62               63
             Other                                                                  555              590
                                                                             -----------      -----------
                           Total Non-Interest Expense                             3,426            3,337

                           Income before Income Taxes                             1,224              900

                           Applicable Income Taxes                                  487              366
                                                                             ===========      ===========
Net Income                                                                   $      737       $      534
                                                                             ===========      ===========

Net Income per Common Share                                                  $     0.42       $     0.30
Net Income per Common Share - Assuming Dilution                              $     0.40       $     0.30
Weighted Average Shares Outstanding                                           1,765,308        1,765,308
Weighted Average Shares Outstanding - Assuming Dilution                       1,852,048        1,801,230


See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except share data)

                                                                                   Nine Months Ended
                                                                              ---------------------------
                                                                               09/30/98         09/30/97
                                                                              ----------       ----------
Cash Flows from Operating Activities:

Net Income                                                                    $     737        $     534
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                                                         225              112
  Depreciation and Amortization                                                     314              326
  Gain on Sale of Real Estate                                                         -              (56)
  Loss on Sale of Securities                                                          8               15
  (Increase)/Decrease in Accrued Interest  Receivable                               (55)               4
  Decrease in Other Assets                                                           66               84
  Increase in Accrued Interest Payable                                               16              152
  Increase in Other Liabilities                                                     200              262
                                                                              ----------       ----------
  Total Adjustments                                                                 774              899
                                                                              ----------       ----------

  Net Cash Flows Provided by Operating Activities                                 1,511            1,433
                                                                              ----------       ----------

Cash Flows from Investing Activities:
  Proceeds from Maturities of Investment Securities Held to Maturity              6,520               57
  Proceeds from Maturities of Investment Securities Available for Sale            7,873                -
  Proceeds from Sales of Investment Securities Available for Sale                 3,500            9,342
  Purchases of Investment Securities Available for Sale                         (22,155)          (6,861)
  Purchases of Investment Securities Held to Maturity                            (1,717)           1,334
  Proceeds from the Repayment of Student Loans                                      364            3,194
  Net Loans Made to Customers                                                    (4,183)         (15,216)
  Purchases of Premises and Equipment                                              (271)            (340)
  Proceeds from the Sale of Real Estate                                               -              461
                                                                              ----------       ----------
Net Cash Flows Used in Investing Activities                                     (10,069)          (8,029)
                                                                              ----------       ----------

Cash Flows from Financing Activities:
  Net Increase in DDA, NOW and Savings Accounts                                   6,594            3,350
  Net Increase in Time Deposits                                                   3,287            3,596
  Net Decrease in Securities Sold Under Agreements to Repurchase                      -           (1,500)
  Cash Dividends Paid                                                              (261)            (252)
                                                                              ----------       ----------
Net Cash Flows Provided by Financing Activities                                   9,620            5,194
                                                                              ----------       ----------
Net Increase/(Decrease) in Cash and Cash Equivalents                              1,062           (1,402)
Cash and Cash Equivalents at Beginning of Period                                 17,095           13,775
                                                                              ----------       ----------
Cash and Cash Equivalents at End of Period                                    $  18,157        $  12,373
                                                                              ==========       ==========

See "Notes to Consolidated Financial Statements"

                                  MetroBanCorp
                   Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank, ("Bank") (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

     In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1998 and 1997.

     These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1997.

2.   Investments
     -----------

     The market value and amortized cost of investment securities of Metro as of September 30, 1998 are set forth below:

                                      Market Value         Amortized Cost
                                      ------------         --------------
         Held to Maturity             $  3,217,000         $    3,217,000
         Available for Sale             30,893,000             30,676,000
                                      ------------         --------------
         Total Investments            $ 34,110,000         $   33,893,000
                                      ============         ==============

3.   Allowance for Loan Losses
     -------------------------

     As of September 30, 1998, Metro had investments in loans which are impaired, in accordance with Statement of Financial Accounting Standard Nos. 114 and 118, of $302,000. Of this amount, $286,000 had no related specific allowance. The remaining $16,000 of impaired loans were fully reserved.

     Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified as impaired. For loans which receive a classification of impaired during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as impaired are utilized to reduce the principal outstanding.

     For the nine months ended September 30, 1998, the average balance of impaired loans was $187,000. Additionally, there was $11,000 in interest income earned on these loans during the first nine months of 1998.

4.   Comprehensive Income
     --------------------

     During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $382,000 and $303,000 for the three-month period ended September 30, 1998 and 1997, respectively. Total comprehensive income was $804,000 and $640,000 for the nine-month period ended September 30, 1998 and 1997, respectively.

5.   Per Share Data
     --------------

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Net income per common share, assuming full dilution, is computed as above, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic net income per common share and net income per common share assuming full dilution:

                                                                  For the Three Months Ended
                                       ----------------------------------------------------------------------------------
                                                     September 30,                            September 30,
                                                          1998                                     1997
                                       ----------------------------------------- ----------------------------------------
                                          Income         Shares      Per Share      Income        Shares      Per Share
                                       (Numerator)   (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                       ----------------------------------------- ----------------------------------------
     Net Income per Common Share
     Income Available to Common
     Shareholders                       $310,000       1,765,308       $ 0.18     $217,000      1,765,308      $ 0.12
                                                                      ========                                ========

     Effects of Dilutive Stock Options         -          72,837                         -         54,188
                                       --------------------------                -------------------------

     Net Income per Common
     Share - Assuming Dilution          $310,000       1,838,145       $ 0.17     $217,000      1,819,496      $ 0.12
                                       ========================================= ========================================

                                                                   For the Nine Months Ended
                                       ----------------------------------------------------------------------------------
                                                     September 30,                            September 30,
                                                         1998                                     1997
                                       ---------------------------------------- -----------------------------------------
                                          Income        Shares      Per Share      Income        Shares       Per Share
                                       (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                       ---------------------------------------- -----------------------------------------
     Net Income per Common Share
     Income Available to Common
     Shareholders                       $737,000       1,765,308       $ 0.42     $534,000      1,765,308      $ 0.30
                                                                      ========                                ========

     Effects of Dilutive Stock Options         -          86,740                         -         35,922
                                       --------------------------               --------------------------

     Net Income per Common
     Share - Assuming Dilution          $737,000       1,852,048       $ 0.40     $534,000      1,801,230      $ 0.30
                                       ======================================== =========================================

     Per share data included in Metro's consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997 was based on the weighted average number of common shares outstanding.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of September 30, 1998 as compared to December 31, 1997, and the results of operations for the three and nine month periods ending September 30, 1998 and 1997.


FINANCIAL CONDITION

At September 30, 1998, Metro had total assets of $135.4 million, an increase of $10.6 million or 8.5 percent from December 31, 1997. This growth is due to increases in non-interest bearing deposits and all categories of interest bearing deposits.

Consolidated earning assets totaled $125.6 million, or 92.8 percent of total assets, at September 30, 1998. The principal components of earning assets, were loans in the amount of $81.1 million or 64.6 percent of total earning assets and investment securities of $34.1 million or 27.2 percent of total earning assets. Earning assets at December 31, 1997 were $112.8 million, or 90.5 percent of total assets.

LOANS
-----
Total gross loans outstanding increased $3.8 million or 4.9 percent from December 31, 1997 to September 30, 1998. This growth is a result of increased indirect consumer lending and growth in the commercial loan portfolio. Overall loan demand has been strong in Metro's market area.

At September 30, 1998, net loans amounted to 59.0 percent of total assets as compared to 61.2 percent at year-end 1997. Metro's loan to deposit ratio, which is one measure of liquidity, was 66.0 percent at September 30, 1998, as compared to 68.6 percent at year-end 1997.


                                                      LOAN PORTFOLIO AT PERIOD-END
                                                          (dollars in thousands)

                                    September 30, 1998      December 31, 1997       % Change
                                   --------------------    -------------------    ------------
Commercial                               $51,828                 $47,527               9.05%
Real Estate - Construction                 2,568                   3,689             -30.39%
Mortgage                                     519                     646             -19.66%
Installment                               21,596                  20,467               5.52%
Student Loans                              4,602                   4,966              -7.33%
                                        ---------               ---------           ---------
             Total Loans                 $81,113                 $77,295               4.94%

Less:
Allowance for Loan Losses                 (1,226)                   (998)             22.85%
                                        ---------               ---------           ---------

             Net Loans                   $79,887                 $76,297               4.71%
                                        =========               =========           =========

Delinquent loans at September 30, 1998 were $731,000, representing 0.9 percent of total loans outstanding. At December 31, 1997, delinquent loans amounted to $915,000 or 1.2 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by USA Funds, a subsidiary of USA Group, Inc. Non-accruing loans at September 30, 1998 amounted to $302,000, as compared to $10,000 at December 31, 1997. Net recoveries on charged-off loans amounted to $4,000 for the nine months ending September 30, 1998.

At September 30, 1998 and December 31, 1997, Metro had an allowance for loan losses of $1,226,000 and $998,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.51 percent and 1.29 percent for September 30, 1998 and December 31, 1997, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                           ALLOWANCE FOR LOAN LOSSES
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (dollars in thousands)

                                                      1998                 1997
                                                      ----                 ----
Allowance for Loan Losses, January 1                $    998             $    866

Loans Charged-Off:
  Commercial                                               -                    -
  Real Estate                                              -                    -
  Mortgage                                                 -                    -
  Installment                                            (17)                 (56)
  Student Loans                                            -                    -
                                                   ----------           ----------
Total Charged-Off Loans                                  (17)                 (56)
                                                   ----------           ----------

Recoveries on Charged-Off Loans:
  Commercial                                               -                    5
  Real Estate                                              -                    -
  Mortgage                                                 -                    -
  Installment                                             21                    2
  Student Loans                                            -                    -
                                                   ----------           ----------
Total Recoveries                                          21                    7
                                                   ----------           ----------
Net Charged-Off Loans                                      4                  (49)
                                                   ----------           ----------
Provision for Loan Losses                                224                  112
                                                   ----------           ----------
Allowance for Loan Losses, September 30             $  1,226             $    929
                                                   ==========           ==========

Average Loans Outstanding                           $ 79,656             $ 71,748
                                                   ==========           ==========

Net Charged-Off Loans to Average Loans                  -.01%                 .07%
                                                   ==========           ==========

INVESTMENT SECURITIES
---------------------

Total investments at September 30, 1998 were $34.1 million, increasing by $6.1 million or 21.7 percent from December 31, 1997.

DEPOSITS
--------

Total deposits at September 30, 1998 amounted to $121.1 million in comparison to $111.2 million at December 31, 1997, representing an increase of $9.9 million or
8.9 percent. Since December 31, 1997, non-interest bearing demand deposits increased by $1.2 million or 4.3 percent. In the first nine months of 1998, interest-bearing deposits increased by $8.7 million or 10.5 percent.

OTHER LIABILITIES
-----------------

Other liabilities increased to $1,126,000 from $926,000 at December 31, 1997. Total liabilities increased by $10.1 million or 9.0 percent to $122.7 million since December 31, 1997.

CAPITAL
-------

Metro's total capital increased by a net amount of $543,000 or 4.5 percent during the first nine months of 1998. Metro's earnings in the first nine months of 1998 amounted to $737,000. The net unrealized gain on investment securities available for sale amounted to $109,000 at September 30, 1998, increasing by $67,000 or 159.5 percent since December 31, 1997. Capital decreased by $261,000 in 1998 following the payment of a $.05 quarterly cash dividend in the months of March, June and September, 1998.

During the first quarter of 1998, the Board of Directors of Metro declared a five-percent stock dividend issuable April 6, 1998 to shareholders of record as of March 18, 1998. Fractional shares resulting from the stock dividend were paid in cash. As a result, there were 84,017 shares issued, bringing the number of common shares outstanding to 1,765,308. A transfer from accumulated earnings equity account to the common stock equity account in the amount of $924,000 followed issuance of the stock dividend.

Metro is subject to various capital requirements imposed by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of September 30, 1998, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and the Bank as of September 30, 1998 (dollars in thousands):

                                                                              To Be Well Capitalized
                                                                             Under Prompt Corrective
                                              Actual                            Action Provisions
                                     -------------------------           ------------------------------

                                       Amount          Ratio               Amount               Ratio
                                     ----------      ---------           ----------           ---------
Total Capital
(to Risk Weighted Assets)
  Consolidated                         $13,579        15.59%             >  $8,709            >  10.00%
  Bank                                 $10,604        12.21%             >  $8,681            >  10.00%

Tier 1 Capital
(to Risk Weighted Assets)
  Consolidated                         $12,490        14.34%             >  $5,225            >   6.00%
  Bank                                 $ 9,518        10.96%             >  $5,209            >   6.00%

Tier 1 Capital
(to Average Assets)
  Consolidated                         $12,490         9.65%             >  $6,471            >   5.00%
  Bank                                 $ 9,518         7.51%             >  $6,337            >   5.00%


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


RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $4.0 million for the nine months ending September 30, 1998, compared to $3.6 million for the comparable period of 1997, an increase of 10.3 percent. Net Interest income increased principally due to growth in earning assets in 1998. The Bank's provision for loan loss expense was $225,000 for the nine months ended September 30, 1998, compared to $112,000 for the same period in 1997. The provision made in 1998 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.4 million for the nine-month period ending September 30, 1998, compared to $3.3 million for the same period in 1997.

NET INCOME
----------

Metro recognized net income of $737,000 for the nine month period ending September 30, 1998, compared to $534,000 for the same period one year earlier.

THE YEAR 2000 ISSUE
-------------------

Year 2000 issues relate to proper functionality of internal and external systems based on the century date change. Internal systems include computer hardware and software systems, processing equipment, facilities and Metro's employee base. External systems include data processing service companies, other vendor relationships, customer relationships and public utilities.

                           Metro's State of Readiness

Metro has established a Year 2000 Committee ("Committee") to address Year 2000 issues. The Committee has representatives from senior management and all functional areas of the Bank. The Committee meets on a regular basis to review progress of Year 2000 issues. Metro's Board of Directors receives a written update on Year 2000 status on a monthly basis.

Metro developed a Year 2000 Plan ("Plan") in December, 1997. The Plan was designed to identify all internal and external systems which could be affected by Year 2000 issues and remediate or replace systems which are not Year 2000 compliant based on testing or actual non-compliance. The Plan also requires Year 2000 certification by the Committee for internal and external systems deemed to be Year 2000 compliant. The Plan defines responsibility as well as beginning and completion dates for all phases of the Year 2000 process and observes regulatory guidelines and requirements.

The assessment phase of the Plan was completed during the first quarter of 1998. Internal and external systems which, could be affected by Year 2000 issues, as well as mission critical systems, were identified during the assessment phase. Mission critical systems are those internal and external systems required by the Bank to provide primary services to customers and maintain fundamental operations.

Metro contracts the services of Computer Services, Inc. ("CSI"), Paducah, Kentucky, for data processing and related functions. The Bank has been a client of CSI since 1993. Year 2000 proxy testing of CSI core systems was performed by members of CSI's client base in July and August, 1998. A member of management represented Metro on the Year 2000 Proxy Test Team. Based on a review of the test results, CSI's core processing functions are considered to be Year 2000 compliant.

The Committee identified ninety-two vendor relationships deemed to be mission critical. Letters were mailed to mission critical vendors by March 31, 1998 requesting information as to their Year 2000 readiness based on products or services used by the Bank. Follow-up contact with vendors has been initiated based on completeness of vendor responses. The Committee is evaluating vendor readiness based on information received and has prioritized vendors requiring additional follow-up. Based on an initial review, the Bank will upgrade some computer software to Year 2000 compliant versions by January 31, 1999.

Customers with significant relationships ($100,000 or greater in aggregate loan commitments or non-consumer deposits) were identified during the second quarter of 1998. Review of significant customer relationships is designed to identify Year 2000 risks inherent in the Bank's deposit base and loan portfolios. Bank Officers contacted customers with significant relationships and reviewed their Year 2000 readiness using a questionnaire developed by the Committee. The Committee has assigned a Year 2000 risk grade to individual customers with significant relationships with the Bank based on a review of the questionnaires using a risk grading system. Customers with high or moderate risk are being re-contacted prior to December 31, 1998 to review additional progress toward Year 2000 readiness. The Bank's Loan Loss Reserve began addressing Year 2000 risks as of March 31, 1998.

Metro operates twenty-three automated teller machines ("ATMs"), including six located at Bank branches and seventeen at off-site locations. Management plans to replace an ATM located at one of the Bank's branches during the fourth quarter of 1998. Of the remaining twenty-two ATMs, twenty are scheduled to be upgraded to Year 2000 compliance by December 31, 1998, with an additional ATM scheduled to be upgraded in February, 1999. The remaining ATM is already Year 2000 compliant.

The Bank plans to install a wide area network computer system during the fourth quarter of 1998. The network and related software is expected to be certified as Year 2000 compliant based on testing following installation. The network standardizes most computer hardware and software used internally by the Bank.

Management will evaluate strategies for upgrading the FedLine system during the fourth quarter of 1998. FedLine is used primarily by the Bank to process wire transfers and United States Savings Bond sales.

The Committee developed a Year 2000 Testing Plan in the second quarter of 1998. The Testing Plan is designed to establish methodologies for Year 2000 testing of internal and external systems identified as mission critical in the Plan. Testing commenced during the third quarter of 1998. The Committee expects testing to be completed by December 31, 1998.

A Year 2000 Contingency Plan was developed during the third quarter of 1998. The Contingency Plan addresses remediation of systems related to Year 2000 testing and outlines a business resumption plan in the event that mission critical systems fail on critical dates. Primary risks identified in the Contingency Plan include electric power, data communications with the Bank's data processor and telephone service. All were identified as mission critical vendors. The Year 2000 Contingency Plan is coordinated with the Bank's Disaster Recovery Plan.

A Customer Awareness Program was developed during the third quarter of 1998. The purpose of the program is to provide all Bank customers and potential customers with information relating to the Bank's Year 2000 efforts and status. The program calls for Year 2000 information to be included in deposit customers' monthly statements beginning in the fourth quarter of 1998. In addition to the questionnaire reviewed with significant customers, the Bank has mailed Year 2000 informational letters to many of its customers and conducted a seminar for invited customers to relate Year 2000 information.

                                Year 2000 Costs

Management has allocated $100,000 for the Bank's Year 2000 budget. As of September 30, 1998, approximately $30,000 has been incurred in Year 2000 expenses. The expenses relate to upgrading automated teller machine hardware and software required for Year 2000 compliance, replacement of a non-compliant telephone system at one Bank branch and miscellaneous expenses related to CSI proxy testing. Management at the present time anticipates no adjustments to this budgeted amount.

                           Summary of Year 2000 Risks

Based on internal and external systems reviewed and tested through September 30, 1998, material risks for Year 2000 issues could include electric power, data communications systems, telephone systems and borrowing relationships with customers which may have non-compliant systems. Electric power, data communications and telephone systems are particularly critical to the functional operation of the Bank and are to a large extent outside of the Bank's control. While the Committee has gathered satisfactory Year 2000 readiness information from mission critical utility providers, interruptions in service would be expected to create operational problems. The Bank's Year 2000 Contingency Plan is designed to address all material Year 2000 risks.

                           Year 2000 Contingency Plan

Metro has developed a comprehensive Year 2000 Contingency Plan, designed to address internal and external systems failures.

The Committee has reviewed the Year 2000 Contingency Plan for the Bank's data processor, CSI. CSI's plan provides for alternate data center sites, along with transportation services, in the event that one or more of its data centers is impacted by Year 2000 system failures. The plan also addresses other potential system failures for services provided to the Bank.

Procedures have been developed to address loss of public utilities service, including electric power, data communications and telephone service. In general, the Bank can operate for short periods of time without some data communications or telephone service. Electric power is critical to operations because of security alarm systems. The Bank has established procedures for employees at branch locations to report to alternate locations if required by utilities or other systems failures.

Additional paper reports for all systems will be printed on the dates immediately prior to critical dates and distributed to branch locations. The paper reports will serve as a manual data base of the Bank's deposit and loan accounts in the event that data is unavailable from the Bank's data processor. Management will also pursue back-up agreements for proof of deposit functions if the Bank's proof equipment fails. All internal data will be backed up to provide for timely recovery if the computer network fails. The Bank retains the services of a local network vendor for related services. New deposit and loan platform systems will be processed manually in the event of computer hardware or software failure. Management will evaluate additional cash requirements for Year 2000 dates beginning in the third quarter of 1999.

Employees will be encouraged to fill their vehicles with gasoline prior to critical dates. Employee schedules will be designed to provide for full staffing on and around critical dates. Administrative employees and loan officers will be available to assist customer contact personnel as needed.

                           PART II-OTHER INFORMATION


Item 5.  Other Information
--------------------------

During the first quarter of 1998, the Bank opened its sixth branch office at 16825 Clover Road, Noblesville, Indiana. This new facility commenced operations on February 11, 1998. With the continuing commercial expansion of the east-side of Noblesville, Indiana, Metro's presence will provide greater convenience and accessibility for local businesses and area residents with extended hours and an increased emphasis on sales of financial products and services.

If a shareholder proposal is introduced at the 1999 Annual Meeting of Shareholders without any discussion of the proposal in the proxy statement, and if the proponent does not notify Metro on or before February 1, 1999, as required by SEC Rule 14a-4(c)(1), of the intent to raise such proposal at the Annual Meeting of Shareholders, then proxies received by Metro for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion with respect to such proposal. Notice of such proposals is to be given to the Secretary of Metro in writing at its principal executive office, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana 46290.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       METROBANCORP
                                       (Registrant)


November 12, 1998                      By: /S/  Ike G. Batalis
                                           -----------------------------
                                           Ike G. Batalis
                                           Chairman and
                                           President (Principal
                                           Executive Officer)


November 12, 1998                      By: /S/  Charles V. Turean
                                           -----------------------------
                                           Charles V. Turean
                                           Executive Vice President
                                           (Principal Financial and
                                           Accounting Officer)