Form 10KSB
period 1998-12-31
METROBANCORP
filed 1999-03-30
CIK 818999

U.S. Securities and Exchange Commission
                             Washington D.C. 20549
                                  Form 10-KSB

       [X] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the fiscal year ended December 31, 1998.

       Commission file number    0-23790
                              -------------

                                  MetroBanCorp
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Indiana                                             35-1712167
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


       10333 N. Meridian Street, Suite 111, Indianapolis, Indiana 46290
       -------------------------------------------------- -------------
             (Address of principal executive offices)       (Zip Code)

Issuer's telephone number (317) 573-2400
                         -----------------

Securities to be registered under Section 12 (b) of the Act: None.

Securities to be registered under Section 12 (g) of the Act:

                          Common Shares, No Par Value
                          ---------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net interest income for its most recent fiscal year: $5,689,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 26, 1999 was $10,015,809.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,941,726.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e. g. annual report to security holders for fiscal year ended December 31, 1998). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1999 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 1998 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes      No   X
                                                   ---      ---

Total number of sequentially numbered pages - 66 Exhibit index on sequentially numbered page - 15-17

                         Form 10-KSB Table of Contents
                         -----------------------------


Part I                                                               Page
------                                                               ----
          Item 1 - Description of Business...........................  3

          Item 2 - Description of Property........................... 11

          Item 3 - Legal Proceedings................................  11

          Item 4 - Submission of Matters to a Vote of
                               Security Holders...................... 11

Part II
-------
          Item 5 - Market for Common Equity and Related
                              Stockholder Matters.................... 11

          Item 6 - Management's Discussion and Analysis
                              or Results of Operation................ 12

          Item 7 - Financial Statements.............................. 12

          Item 8 - Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure...... 12

Part III
--------
          Item 9 - Directors, Executive Officers, Promoters and
                            Control Persons; Compliance with Section
                            16(a) of the Exchange Act................ 12

          Item 10 - Executive Compensation........................... 13

          Item 11 - Security Ownership of Certain Beneficial
                            Owners and Management.................... 13

          Item 12 - Certain Relationships and Related Transactions... 13

          Item 13 - Exhibits and Reports on Form 8-K................. 13

                                    Part I.

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------
MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and consumer lending and deposit services to its customers located principally in Hamilton County and northern Marion County, Indiana. The Bank conducts its business through six banking offices located in Hamilton County. The Bank's products are principally oriented toward small- and medium-sized business and the professional community. Beginning in late 1991, the Bank began offering discount brokerage and mortgage lending services. At December 31, 1998, Metro had consolidated total assets of $134.0 million, total deposits of $119.8 million and shareholders' equity of $12.8 million, representing annual increases from 1997 of 7.4 percent, 7.7 percent, and 5.8 percent, respectively.

The Bank's primary market area consists of Hamilton County, situated in the northern section of the Indianapolis Metropolitan Statistical Area, which is the fastest growing county in the State of Indiana. Annually, the county's population is growing at a pace of 5.7 percent in the 1990's compared to 1.1 percent for the balance of the Indianapolis area. Each Hamilton County community is experiencing solid population gains with an approximate total population of 159,000 at the end of 1998. Hamilton County is Indiana's most affluent county with an estimated per capita income in 1998 of $30,636. Hamilton County is known for its high quality residential neighborhoods, premier corporate environment, outstanding public schools and well-developed infrastructure. These characteristics have contributed to dynamic and significant population growth, a low 1.1 percent (as of 5/98) unemployment rate, and a younger average resident population employed in predominantly professional, managerial sales and service occupations. Labor force issues have emerged as the single most important corporate site selection factor in the 1990's. Despite a labor force of approximately 87,300, a tight labor market exists in the county. However, due to the sizable expansion of the county's workforce and changing corporate employment practices, many employers continue to report success in finding the workers they need. The county is the leading suburban location in greater Indianapolis for headquarters and other office operations of companies such as USA Group, Inc., Thomson Consumer Electronics, Conseco, Marsh Supermarkets, Charles Schwab & Co, as well as many large manufacturing and distribution operations.

Since liberalization of Indiana's banking laws in 1985, five of six commercial banks headquartered in Hamilton County were acquired by bank holding companies located either out-of-county or out-of-state. Those acquirors, with only one exception, have subsequently been acquired by larger, out-of-state bank holding companies. The strategy of Metro's founding investors and its management was designed to capitalize on the customer dissatisfaction which often accompanies centralization of out-of-state customer servicing and standardization of financial products. Management believes that Metro's target customer, i.e. small business owners and professionals, are not only greater users of financial services but also are the most sensitive to such change. Further, it is the belief of management that such users of financial services will prefer to do business with a local bank with responsive decision making.

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $134.0 million at December 31, 1998. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB was a contributing factor in this growth. The Bank's growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8 percent in 1988 and
117.7 percent in the first full year of operations in 1989 has fallen to 68.7 percent in 1998 as Metro has grown into its infrastructure (the efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and recurring non-interest income). Metro's efficiency ratio, excluding core deposit intangible, amounted to 66.5 percent in 1998. This ratio would be reduced further to 66.0 percent when excluding the student loan servicing expense.

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main and five traditional staffed branch offices. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. The offices of MetroBank include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank has also deployed numerous automated teller machines (ATMs) at sites which are leased from the owners of retail businesses in the market area. The Bank also operates three automated loan machines (ALMs) at certain branch locations.

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

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business credits and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a portfolio of guaranteed student loans ("GSLs"). These GSLs consist of approximately 1,600 notes made to nearly 800 borrowers who are geographically dispersed throughout the United States. These loans are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services ("Loan Services") and USA Funds, both affiliates of USA Group.

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

Commercial lending requires a thorough analysis of the borrower, its industry, current and projected economic conditions and various other factors. Depending upon factors such as, but not limited to, collateral, type of loan, loan maturity, and specific loan terms and conditions, various loan-to-value ratios are established upon application for a loan.

The Bank typically requires its commercial/business borrowers to have annual financial statements prepared by independent accountants and, to the extent possible, requires such financial statements to be audited or reviewed by accountants. The Bank requires appraisals in connection with loans secured by real estate. Such appraisals are obtained prior to the time funds are advanced. The Bank also typically requires personal guaranties from principals involved with closely-held corporate and other entity borrowers.

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

The Bank's Residential Mortgage Loan Department completed its fourth year of operations in 1998. The Department offers both conventional and non-conventional mortgages as well as construction loans and lot financing. The majority of the loans and their servicing rights originated by this Department will be sold in secondary markets.

During the fourth quarter of 1995, the Bank became the first midwestern bank to deploy an ALM. This machine allows the user to apply for, and if approved, receive a complete loan with proceeds in about ten minutes. The Bank has leased three ALM machines and has deployed these machines in the following locations: the Bank's Noble Creek Branch, the Bank's Ninth Street Noblesville Branch, and the Wal-Mart SuperCenter Branch facility. See "Description of Property" following.

BANK HOLDING COMPANY REGULATION. Metro is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Federal Reserve had issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts the Registrant's nonbanking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. For the Registrant's regulatory capital rations as of December 31, 1998, see the information incorporated by reference in Part II, Item 7.

The Registrant and affiliate bank is subject to the provisions of the banking laws of Indiana and is supervised, regulated and examined by the respective state banking agency, and is subject to the rules and regulations of the Federal Deposit Insurance Corporation ("FDIC").

Dividends are subject to various legal and regulatory restrictions as summarized in Note 14.

Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations.

Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Bank exceeded the risk-based capital guidelines of the FDIC and OCC as of December 31, 1998.

Branching by the Registrant's affiliate banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the bank's primary federal regulatory authority and state's banking agency.

The Registrant and its affiliate bank is subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliated banks. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicity traded shares and such other standards as the agency deems appropriate.

The deposits of Registrant's affiliate banks are insured up to $100,000 per insured account by the Bank Insurance fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance fund (`SAIF"). Accordingly, the Registrant's affiliated banks pay deposit insurance premiums to both BIF and SAIF.

The Riegle-Neal Community Development and Regulatory Improvement Act of 1994 ("ACT") contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The applicable federal supervisory agencies continues to promulgate regulations implementing the Act which apply to Registrant's affiliate banks.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

The Federal Reserve and FDIC have issued regulations requiring that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.

The regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. The regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem has been issued by the Federal Institutions Examination Council, whose members include the FDIC and the Federal Reserve Board. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers.

Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires.

The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

In addition to the matters discussed above, the Registrant's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate banks in particular would be affected thereby.

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


Certain regulatory capital ratios for Metro as of December 31, 1998 are shown below:

    Tier 1 Capital to Risk-Weighted Assets...........................  14.72%
    Total Risk Based Capital to Risk-Weighted Assets.................  16.01%
    Tier 1 Leverage Ratio............................................   9.89%

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

Insured state-chartered banks are prohibited under the FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

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

Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for the Bank at December 31, 1998 are shown below:

    Tier 1 Capital to Risk-Weighted Assets........................... 11.52%
    Total Risk-Based Capital to Risk-Weighted Assets................. 12.80%

    Tier 1 Leverage Ratio............................................  7.86%

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

The regulations contain supplemental rules to determine qualifying and excess capital, calculated risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

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

Under Indiana law, the Bank may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits less losses, bad debts and expenses. The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1998, the Bank's capital levels exceeded the criteria necessary to be designated as a "well capitalized" institution, which requires a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater.

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

BRANCHES AND AFFILIATES. Establishment of bank branches is subject to approval of the DFI and FDIC. A bank may also merge with any national or state chartered bank located anywhere in the United States without geographic restrictions. See "Interstate Banking" following.


INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. An insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches on an insured bank in another state with acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

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

The FDIC has adopted rules that implement a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized (2) adequately capitalized, or (3) under capitalized, and one of three subcategories consisting of (a) health, (b) supervisory concern, or (c) substantial supervisory concern. An institution's annual assessment rate will depend upon the capital category and supervisory category to which it is assigned. Annual assessment rates for banks range from
0.00 percent for an institution in the highest category (i.e. well capitalized) to 0.27 percent for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern), and for saving associations the rates range from 0.00 percent for well capitalized institutions to 0.27 percent for institutions in the lowest category. The FDIC Board of Directors also voted to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The FDIC, through enactment of the Deposit Insurance Funds Act of 1996, stipulates that the rate must equal one-fifth of the FICO assessment rate that is applied to deposits assessable by the SAIF. In 1998, rates ranged from 1.22 percent to 1.24 percent for BIF deposits and 6.10 percent to 6.28 percent for SAIF deposits. The supervisory subgroups to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

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

EMPLOYEES. At December 31, 1998, the Bank had a total of 52 full-time equivalent employees. This included 44 full-time and 15 part-time employees

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------
The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. In addition to the executive office which includes a bank branch office, the Bank operates five traditional staffed branch offices. Two offices are owned by MB Realty, a wholly owned subsidiary of the Bank, while the other three branches are leased facilities. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. A traditional staffed branch is leased from an unaffiliated third party located at 255 Sheridan Road, Noblesville, Indiana and in the Wal-Mart SuperCenter in Noblesville. The Bank also has a traditional staffed branch located 2025 North Cherry Street, Noblesville, Indiana that is leased from an affiliated third party. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.


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





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
No matters were submitted during the fourth quarter of 1998 to Metro's shareholders, either through the solicitation of proxies or otherwise.

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

At December 31, 1998, there were 303 shareholders of record of Metro common stock.

The following table sets forth the high and low sale prices for Metro common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              Sale Price Per Share
                              --------------------

                                    1998                    1997
                                    ----                    ----
            Quarter           High       Low           High       Low
            -------           --------------           --------------

         First Quarter       $10.46       $8.30       $6.59       $5.00

         Second Quarter       10.68        8.41        7.50        5.80

         Third Quarter         9.55        7.27        8.64        6.48

         Fourth Quarter       10.00        7.50       10.20        7.73


Metro declared and paid on a quarterly basis four cash dividends on its shares of Common Stock during 1998. The amount of each dividend was approximately $87,300 or $0.05 per share. Future cash dividend payments by Metro are subject to regulatory and legal limitations and may be dependent upon dividends paid to Metro by the Bank.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         -------------------------------------------------------------
         Pages 18 through 40, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in regard to this item.




ITEM 7.  FINANCIAL STATEMENTS
         --------------------
         Pages 41 through 66, inclusive, of Metro's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in regard to this item.


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------
         None.

                                   Part III.
                                   ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------
         Pages 2 through 7, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of

         Shareholders, dated April 20, 1999, is incorporated herein by reference in regard to this item.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
         Pages 5 through 11, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated April 20, 1999, is incorporated herein by reference in regard to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         Pages 2 through 4, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated April 20, 1999, is incorporated herein by reference in regard to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         Page 12 through 13, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, Dated April 20, 1999, is incorporated herein by reference in regard to this item.

ITEM 13. EXHIBITS AND REPORTS ON  FORM 8-K
         ---------------------------------
(a) The following Exhibits are being filed as part of this Registration
Statement:

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

        10.16*       Student Loan Sale Agreement , dated July 1, 1992

        10.17* Consent to Assignment to Secondary Market Services, Inc. of Student loan purchase and sale agreements effective April 1, 1993

        10.18*       Student Loan Guarantee Agreement, dated August 19, 1989

        10.19*       Student Loan Servicing Agreement, dated September 1, 1992

        10.20**      Registrant's Employees' Thrift and Retirement Plan

        10.20(a)**** Amendment No. 1, dated October 26, 1995 to the Registrants
                     Registrant's Employees' Thrift and Retirement Plan

        10.21***     Registrant's 1994 Stock Option and Stock Appreciation
                     Rights Plan

        10.22***     Registrant's 1994 Directors' Stock Option Plan

        10.24*****   Lease dated March 18, 1997 between Registrant and Riverview
                     Hospital, for property at 2025 Cherry Street, Noblesville,
                     Indiana

        10.25******  Sublease dated September 11, 1997 between Registrant and
                     Wal-Mart Stores, Inc., for property at 16865 Clover Road, Noblesville, Indiana

        10.26******  Amendment No. 1 to Lease Agreement dated September 30,
                     1997, between the Registrant and Phoenix Home Life Mutual Insurance Company for property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

        13 The Annual Report to Shareholders of the Company for the year ended December 31, 1998 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

        21*          Subsidiaries of the Registrant

        24           Powers of Attorney

        27           Financial Data Schedule


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 33-75360 filed on February 16, 1994.

** Incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-75360, filed March 16, 1994.

*** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1994, filed in August, 1994.

**** Incorporated by reference to Registrant's From 10- KSB for the fiscal year ended December 31, 1995.

***** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 1998, filed May 13, 1998.

****** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 1998, filed November 12, 1998.

(b) No Reports on Form 8-K were filed during the last quarter of 1998.














                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MetroBanCorp
                                             (Registrant)

Date:    March 26, 1999            By:       /s/Ike G. Batalis
                                             ---------------------------------
                                             Ike G. Batalis, President
                                             (Principal Executive Officer)

Date:    March 26, 1999            By:       /s/ Charles V. Turean
                                             ---------------------------------
                                             Charles V. Turean
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:    March 26, 1999            By:       CHRIS G. BATALIS*
                                             ---------------------------------
                                             Chris G. Batalis, Director

Date:    March 26, 1999            By:       TERRY L. EATON*
                                             ---------------------------------
                                             Terry L. Eaton, Director

Date:    March 26, 1999            By:       EVANS M. HARRELL*
                                             ---------------------------------
                                             Evans M. Harrell, Director


Date:    March 26, 1999            By:       EDWARD G. McMAHON*
                                             ---------------------------------
                                             Edward G. McMahon, Director

Date:    March 26, 1999            By:       ROBERT L. LAUTH, JR. *
                                             ---------------------------------
                                             Robert L. Lauth, Jr., Director

Date:    March 26, 1999            By:       LARRY E. REED*
                                             ---------------------------------
                                             Larry E. Reed, Director

Date:    March 26, 1999            By:       RUSSELL D. RICHARDSON*
                                             ---------------------------------
                                             Russell D. Richardson, Director

Date:    March 26, 1999            By:       EDWARD R. SCHMIDT*
                                             ---------------------------------
                                             Edward R. Schmidt, Director

Date:    March 26, 1999            By:       DONALD F. WALTER*
                                             ---------------------------------
                                             Donald F. Walter, Director

*By:     /s/ Ike G. Batalis
    ---------------------------------------
         Ike G. Batalis, Attorney-in-Fact




                               Index to Exhibits

                                                                                             Sequential
    Exhibit                                                                                      Page
    Number                                             Exhibit                                  Number
-------------------------------------------------------------------------------------------------------
3 (i) *          Articles of Incorporation of the Registrant                                     N/A

3 (ii) *         By-Laws of the Registrant                                                       N/A

10.01*           Employment Agreement dated December 31, 1992 between                            N/A
                 Registrant and Ike G. Batalis

10.02*           Employment Agreement dated July 1, 1991 between                                 N/A
                 Registrant and Charles V. Turean

10.03*           Employment Agreement dated July 1, 1991 between                                 N/A
                 Registrant and Andrew E. Illyes

10.04*           Letter of Agreement dated December 31, 1992 between                             N/A
                 the Registrant and Heptagon, Inc.


10.05*           Lease dated September 11, 1987 between Registrant                               N/A
                 and Western Plaza Company with respect to property
                 at 255 Sheridan Road, Noblesville, Indiana

10.06*           Lease dated October 11, 1993 between Registrant and                             N/A
                 Three Meridian Plaza Company with respect to property
                 at 10333 North Meridian Street, Suite 111, Indianapolis,
                 Indiana

10.07*           Form of Indemnification Agreement for Directors and Officers                    N/A
                 of the Registrant

10.08*           Registrant's 1987 Directors' Stock Option Plan                                  N/A

10.09*           Registrant's Incorporators' and Founders' Stock                                 N/A
                 Option Plan

10.10*           Registrant's 1987 Stock Option and Stock                                        N/A
                 Appreciation Rights Plan

10.11*           Registrant's 1991 Directors' Stock Option Plan                                  N/A

10.12*           Registrant's 1991 Stock Option and Stock Appreciation                           N/A
                 Rights Plan

10.13**          Registrant's Supplemental Executive Retirement Plan                             N/A

10.15*           Student Loan Sale Agreement, dated May 19, 1989                                 N/A

10.16*           Student Loan Sale Agreement, dated July 1, 1992                                 N/A

10.17*           Consent to Assignment to Secondary Market Services, Inc.                        N/A
                 of Student Loan Purchase and Sale Agreements
                 Effective April 1, 1993

10.18*           Student Loan Servicing Agreement, dated August 19, 1989                         N/A

10.19*           Student Loan Servicing Agreement, dated February 1, 1997                        N/A

10.20**          Registrant's Employees' Thrift and Retirement Plan                              N/A

10.20 (a)****    Amendment No. 1, dated October 26, 1995 to the                                  N/A
                 Registrant's Employees' Thrift and Retirement Plan

10.21***         Registrant's 1994 Stock Option and Stock Appreciation                           N/A
                 Rights Plan


10.22***         Registrant's 1994 Directors' Stock Option Plan                                  N/A

10.24*****       Lease dated March 18, 1997 between Registrant and                               N/A
                 Riverview Hospital, for property at 2025 Cherry Street,
                 Noblesville, Indiana

10.25******      Sublease dated September 11, 1997 between Registrant and                        N/A
                 Wal-Mart Stores, Inc., for property at 16865 Clover Road,
                 Noblesville, Indiana

10.26******      Amendment No. 1 to Lease Agreement, dated September 30, 1997                    N/A
                 between the Registrant and Phoenix Home Life Mutual Insurance
                 Company for property at 10333 North Meridian Street, Suite 111,
                 Indianapolis, Indiana

13               The Annual Report to Shareholders of the Company for                            N/A
                 the year ended December 31, 1998
                 (Except for the pages and information thereof expressly
                 incorporated by reference in this Form 10-KSB, the Annual
                 Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not
                 deemed "filed" as part of this Form 10-KSB)

21*              Subsidiaries of the Registrant                                                  N/A

24               Powers of Attorney                                                               64

27               Financial Data Schedule                                                          65



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




The following information is intended to provide an analysis of the consolidated financial condition and performance of Metro and MetroBank ("Bank") as of December 31, 1998 and 1997 and for each of the three years ended December 31, 1998, 1997 and 1996. This information should be read in conjunction with the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Net Income

Net income in 1998 was $1,051,000, an increase of 29.9 percent from the $809,000 reported in 1997. Total loans amounted to $80.5 million and $77.3 million at December 31, 1998 and 1997, respectively. The investment portfolio amounted to $41.3 million and $28.0 million at December 31, 1998 and 1997, respectively. Total interest income increased by $1,158,000 or 13.1 percent for the year, due principally to growth in the Bank's loan portfolio. The Bank increased its provisions for loan losses from $200,000 in 1997 to $311,000 in 1998. This represents an increase of $111,000 or 55.5 percent over the amount provided in 1997. The provisions made in 1998 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account. The increase is principally due to the growth experienced in the installment and commercial loan portfolios.

Net income in 1997 was $809,000, a 29.6 percent increase from the $624,000 reported in 1996. During 1997, the Bank's total loans outstanding increased by $11.9 million or 18.2 percent. During that same period, the investment portfolio decreased $3.2 million or 10.2 percent. These increases allowed interest income to increase by $950,000 or 12.1 percent during 1997.

Net Interest Income

Net interest income is the principal source of the Bank's earnings and represents the difference between interest and fees on earning assets earned by the Bank and the interest cost of deposits and other borrowed funds paid by the Bank. The net interest margin is the difference expressed as a percentage of average earning assets. Factors contributing to the determination of net interest margin include the volume and mix of earning assets and interest rates. The Bank can control the effects of some of these factors through its management of credit extension and interest rate sensitivity, both of which are discussed later. External factors such as the overall condition of the economy, strength of credit demand and Federal Reserve monetary policy can also have significant effects on the changes in net interest income from one period to another.

In 1998, net interest income was $5.7 million, an increase of 13.1 percent over 1997. In 1998, the net interest margin remained stable at 4.8 percent of average earning assets compared to 4.8 percent in 1997. This decrease is primarily a result of growth in the Bank's interest-bearing deposits.

In 1997, net interest income was $5.0 million, an increase of 15.6 percent over 1996. In 1997, the net interest margin increased to 4.8 percent of average earning assets compared to 4.5 percent in 1996. This increase is primarily a result of the Bank's loan portfolio, combined with an overall higher loan portfolio yield.

Net Interest Income
(dollars in thousands)

                                              For the year ended December 31,             Percentage change from
INTEREST INCOME                            1998            1997            1996        1997 to 1998    1996 to 1997
                                           ----            ----            ----        ------------    ------------
Interest and Fees on Loans                  $7,851          $7,133          $6,130           10.1%          16.4%
Interest on Investment Securities            1,739           1,586           1,600            9.6           (0.9)
Interest on Federal Funds Sold                 391             104             143          276.0          (27.3)
                                         ---------       ---------       ---------        -------        -------

Total Interest Income                        9,981           8,823           7,873           13.1%          12.1%
                                         ---------       ---------       ---------        -------        -------

INTEREST EXPENSE
Interest on Deposits                         4,292           3,754           3,496           14.3%           7.4%
Interest on Borrowings                          --              37              23         (100.0)          60.9
                                         ---------       ---------       ---------        -------        -------

Total Interest Expense                       4,292           3,791           3,519           13.2%           7.7%
                                         ---------       ---------       ---------        -------        -------

               Net Interest Income          $5,689          $5,032          $4,354           13.1%          15.6%
                                         =========       =========       =========        =======        =======



Rate Volume Analysis of Change in Net Income
(dollars in thousands)

                                                 1997 vs. 1998                                         1996 vs. 1997
                              -------------------------------------------------     -----------------------------------------------
                                Dollar      Attributable to     Attributable to     Dollar      Attributable to     Attributable to
Interest and Fee Income on:     Change           Volume               Rate          Change           Volume               Rate
                                ------           ------               ----          ------           ------               ----
Loans                              $718             $623                $95         $1,003              $859                $144
Investment Securities               153              153                 --            (14)              (38)                 24
Federal Funds Sold                  287              291                 (4)           (39)              (48)                  9
                                -------          -------             ------         ------           -------              ------

Total Interest Income             1,158            1,067                 91            950               773                 177

Interest Expense on:
Savings and Time Deposits                                                              258               197                  61
                                    538              493                 45
Term Borrowings                     (37)             (30)                (7)            14                20                  (6)
                                -------          -------             ------         ------           -------              ------

Total Interest Expense              501              463                 38            272               217                  55
                                -------          -------             ------         ------           -------              ------

   Net Interest Income(1)          $657             $604                $53           $678              $556                $122
                                =======          =======             ======         ======           =======              ======

--------
(1) interest on non-accruing loans is not included.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differential Variance Analysis
(dollars in thousands)

                                            1998                             1997                              1996
                               -----------------------------     ----------------------------      ----------------------------
                               Average                Yield      Average              Yield /      Average               Yield
                               Balance     Interest   / Rate     Balance    Interest    Rate       Balance     Interest  / Rate
                               -------     --------   ------     -------    --------  -------      -------     --------  ------
Assets
------
Earning Assets:
  Investment Securities           $32,819     $1,739    5.36%      $29,595    $1,586     5.36%       $30,318     $1,600   5.28%
  Federal Funds Sold                7,108        391    5.50%        1,824       104     5.70%         2,669        143   5.36%
  Loans, net(2)                    78,276      7,851   10.04%       71,997     7,133     9.91%        63,319      6,130   9.68%
                                 ----------------------------     ----------------------------     ----------------------------

Total Earning Assets             $118,203     $9,981    8.44%     $103,416    $8,823     8.53%       $96,306     $7,873   8.17%
                                             ----------------                -----------------                  ---------------

Non-Earning Assets:
  Cash and Due from Banks           7,498                            5,574                             4,453
  Premises and
    Equipment, net                  1,476                            1,575                             1,996
  Other Assets                      1,609                            1,835                             1,906
                                 --------                         --------                         ---------

Total Assets
                                 $128,786                         $112,400                           $104,661
                                 ========                         ========                         ==========


Liabilities and Shareholders' Equity
------------------------------------
Interest Bearing Liabilities:
  Savings and Time
     Deposits                     $90,096     $4,292    4.76%      $79,748    $3,754     4.70%        $75,597    $3,496   4.62%
  Term Borrowings                       2         --      --           581        37     6.37%            271        23   8.49%
                                 ----------------------------     ----------------------------     ----------------------------

Total Interest Bearing
     Liabilities                  $90,098     $4,292    4.76%      $80,329    $3,791     4.72%        $75,868    $3,519   4.64%
                                             ----------------                -----------------                  ---------------

Non-Interest Bearing
     Liabilities:
  Demand Deposits                  24,896                           18,993                            16,443
  Other Liabilities                 1,422                            1,275                             1,027
Shareholders' Equity               12,370                           11,803                            11,323
                                 --------                         --------                         ---------

Total Liabilities and
Shareholders' Equity             $128,786                         $112,400                           $104,661
                                 ========                         ========                         ==========

Net Interest Margin                           $5,689    4.42%                 $5,032     4.87%                   $4,354   4.52%
                                             =======                         =======                            =======

-----------
(2) includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

Provision for Loan Losses

The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb losses inherent in the loan portfolio. A detailed evaluation of the estimated losses along with an assessment of the adequacy of the loan loss reserve is completed quarterly by management. The evaluation includes, but is not limited to, analysis of risk classification, past due status, historical write-off experience, type of loan, collateral and other significant factors as management deems necessary.

The provision for loan losses amounted to $311,000, $200,000, and $67,000 in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Bank had an allowance for loan losses of $1,300,000 and $998,000, respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.62 percent and 1.29 percent at December 31, 1998 and 1997, respectively. The increases in the provision during 1998 were considered appropriate by management relative to the loan loss reserve adequacy analysis.

Based upon management's assessment of the guaranteed nature of its student loan portfolio, including the strength of the guarantor, a minimal amount of loan loss is allocated for this portfolio of loans (see "Loan Quality" discussed hereinafter). The allowance for loan losses as a percentage of the remaining loan portfolio (excluding guaranteed student loans) amounted to 1.71 percent at December 31, 1998, as compared to 1.38 percent at December 31, 1997.


Non-Interest Income

In 1998, Metro's non-interest income to average total assets ratio decreased to
0.75 percent from 0.78 percent in 1997, compared to 0.64 percent in 1996. Excluding net securities losses and gain on the sale of real estate, non-interest income was $961,000, $877,000, $667,000 and in 1998, 1997 and 1996,
respectively. Service charges on deposit accounts increased 10.97 percent while other service charges, commissions and fees increased $133,000 or 27.54 percent in 1998. This increase is due primarily to additional fee income resulting from transactions performed at the Bank's ATMs by non-customers. A surcharge for non-customers using the Bank's ATMs was implemented in April, 1997.

Non-Interest Income
(dollars in thousands)
                                                                                                Percent Change From
                                                                                              1997              1996
                                          For the year ended December 31,                      to                to
                                      1998            1997               1996                 1998              1997
                                  ------------   --------------    ---------------       --------------    --------------
Service Charges on
   Deposit Accounts                      $354             $319               $302               10.97%             5.63%


Other Service Charges,
  Commissions & Fees                      616              483                342               27.54%            41.23%
                                  ------------   --------------    ---------------       --------------    --------------
                                          970              802                644               20.95%            24.53%

Securities Gain/(Loss), Net                (9)             (15)               (12)             (40.00%)           25.00%

Gain on Sale of Real Estate                --               90                 35                   --           157.14%
                                  ------------   --------------    ---------------       --------------    --------------

Total Non-Interest Income                $961             $877               $667                9.58%            31.48%
                                  ============   ==============    ===============       ==============    ==============


Non-Interest Expense


Non-interest expense increased $206,000 in 1998, or 4.7 percent over the 1997 level. As a percentage of total average assets, this category was 3.5 percent in 1998, compared to 3.9 percent in 1997 and 3.7 percent in 1996. Salary and employee benefits, the largest non-interest expense, increased $160,000 or 8.9 percent in 1998. This reflects an increase in the Bank's staff, combined with higher employee compensation and benefit costs. The Company's other expenses increased $ 59,000 or 7.35 percent from 1997, and is due primarily to increases in loan expense, meeting expense and operating supplies.

Throughout 1996, 1997 and 1998, Metro developed an extensive ATM network. Metro entered into agreements with several area Shell ETD stores to deploy ATMs in their facilities. At December 31, 1995, three new off-premise ATMs had been deployed. In 1996, ten new ATMs were deployed. During 1997 and 1998, Metro installed an additional four and two ATMs, respectively. At December 31, 1998, Metro's ATM network contains twenty-three machines, of which, seventeen are located at off-premise locations and six are located at Bank branches. Currently, the Bank disburses cash at these sites and intends to allow users to conduct other paper based transactions in the future.

During 1998, Metro's legal and professional services expense decreased to $225,000 from $258,000 in 1997. This decrease is due principally to the expenses incurred by the Bank for the purpose of starting up a new in-store banking facility scheduled to open for business during the first quarter of 1998.

Also, during 1998, the Bank's student loan servicing fees decreased from $63,000 in 1997 to $37,000 in 1998. This decrease is due primarily to the reduction in the number and balance of loans within the Bank's student loan portfolio.

In 1998, the Bank's FDIC insurance assessment increased by 12.0 percent or $3,000. This increase is due principally to increases in insured deposits.

Equipment expense decreased $78,000 in 1998 or 17.8 percent from 1997. This decrease is due primarily to expense recognized in 1997 for the start-up of the Bank's in-store banking office and closing of the Bank's automated branch.

Non-interest expense increased $518,000 or 13.5 percent in 1997 over 1996. Salaries and employee benefits, the largest non-interest expense, increased $225,000 or 14.3 percent from 1996. This increase reflects an increase in the Bank's employee base and higher employee compensation and benefit costs.

During 1997, occupancy expense increased $62,000 or 23.4 percent from 1996. This increase was due primarily to the opening of the Noble Creek branch during 1997.

During 1997, the FDIC insurance assessment decreased $163,000 or 86.7 percent from 1996. This decrease is due principally to recognition of a one time recapitalization charge incurred in 1996.

Non-Interest Expense
(dollars in thousands)
                                              For the year ended December 31,                Percent Change From
                                             1998           1997         1996          1997 to 1998       1996 to 1997
                                             ----           ----         ----          ------------       ------------
Salaries and Employee Benefits              $1,957         $1,797       $1,572              8.90%             14.31%
Net Occupancy Expense                          391            327          265             19.57%             23.40%
Equipment Expense                              359            437          299           (17.85%)             46.15%
Advertising and Public Relations               241            234          230              2.99%              1.74%
Legal and Professional Services                225            258          137           (12.79%)             88.32%

Data Processing                                325            275          238             18.18%             15.55%
FDIC Insurance Assessment                       28             25          188             12.00%           (86.70%)
Student Loan Servicing Fees                     37             63          108           (41.27%)           (41.67%)
Amortization of Core Deposit
   Intangible                                  141            141          141              0.00%              0.00%
Other                                          862            803          664              7.35%             20.93%
                                        -----------  ------------- ------------   ----------------  -----------------
     Total                                  $4,566         $4,360       $3,842              4.72%             13.48%
                                        ===========  ============= ============   ================  =================

Provision for Income Taxes


Metro provides for income taxes under the liability method of accounting for income taxes. Effective January 1, 1993, Metro adopted the provisions of SFAS 109, "Accounting for Income Taxes". Metro's provision for income taxes of $722,000 represents an effective tax rate of 40.7 percent in 1998. This compares to an effective tax rate of 40.0 percent in 1997 and 43.9 percent in 1996.

Details relative to Metro's income tax provisions are discussed in Note 10 to the Consolidated Financial Statements included in this Annual Report.



CAPITAL RESOURCES AND CAPITAL ADEQUACY


Metro is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Metro's financial statements. Under federal capital adequacy guidelines and the regulatory framework for prompt corrective action, Metro must meet specific capital guidelines that involve quantitative measure of Metro's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Metro's capital amounts and classification are also subject to qualitative judgments by regulators involving capital components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1998, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amounts and ratios of Metro and the Bank as of December 31, 1998 (dollars in thousands):


                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                  For Capital                           Prompt Corrective
                                Actual                        Adequacy Purposes                         Action Provisions
                          -----------------               ---------------------------              --------------------------
                           Amount    Ratio                Amount                Ratio               Amount              Ratio
                           ------    -----                ------                -----               ------              -----
Total Capital
(to Risk Weighted Assets)
        Consolidated       $13,872   16.01%  Greater than  $6,932  Greater than  8.00% Greater than $8,665 Greater than 10.00%
                                             or equal to           or equal to         or equal to         or equal to
        Bank                11,018   12.78%  Greater than   6,884  Greater than  8.00% Greater than  8,605 Greater than 10.00%
                                             or equal to           or equal to         or equal to         or equal to

Tier 1 Capital
(to Risk Weighted Assets)
       Consolidated        12,751   14.72%  Greater than   3,466  Greater than  4.00% Greater than  5,199 Greater than  6.00%
                                             or equal to           or equal to         or equal to         or equal to
        Bank                 9,913   11,52%  Greater than   3,442  Greater than  4.00% Greater than  5,163 Greater than  6.00%
                                             or equal to           or equal to         or equal to         or equal to

Tier 1 Capital
(to Average Assets)
        Consolidated        12,751    9.89%  Greater than   5,155  Greater than  4.00% Greater than  6,444 Greater than  5.00%
                                             or equal to           or equal to         or equal to         or equal to
        Bank                 9,913    7.86%  Greater than   5,047  Greater than  4.00% Greater than  6,309 Greater than  5.00%
                                             or equal to           or equal to         or equal to         or equal to



As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed Metro's or the Bank's capital categories.


USE OF FUNDS

Investment Securities

Investment securities is the second major category of earning assets for the Bank. This portfolio, together with Federal funds sold, is used to manage the Bank's interest rate sensitivity and liquidity as other components of the balance sheet change. Management's objective is to maximize, within quality standards, its net interest margin while providing a stable source of liquidity through the scheduled stream of maturities and interest income.

Metro holds certain investment securities as "available for sale." Available for sale securities are stated at their current market value. Unrealized gains and losses associated with available for sale securities, net of taxes, are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

Metro has the intent and ability to hold securities classified as "held to maturity" until their respective maturities. Accordingly, such securities are stated at cost and are adjusted for amortization of premiums and accretion of discounts.

Realized gains or losses from the sale of securities are reflected in income on a specific identification basis. Interest income and the amortization of the premium and discount arising at the time of acquisition are included in income.

Investment securities comprise 33.7 percent of total earning assets at December 31, 1998. The "held to maturity" portfolio is managed to provide a stable source of liquidity through scheduled maturities and interest income payments. The "available for sale" portfolio is managed to maximize investment yields and to provide liquidity to react timely to the needs of the Bank. During 1998, proceeds from investment securities consisted of 4 sales totaling $4.5 million and scheduled maturing investments.

Total investment securities at December 31, 1998, increased by $13.3 million or
47.4 percent over the prior year. This increase is attributable primarily to growth in deposit liabilities.

Weighted average yields of the investment securities portfolio were 5.85 percent in 1998 and 5.44 percent in 1997.

Investment securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. Derivative securities, all designated as "held to maturity", comprise $2.0 million of total investment securities as of December 31, 1998, a decrease of $7.5 million from the prior year. Although these securities' current market values are below cost, Metro believes these securities to be only temporarily impaired due to their interest rate characteristics. The bank has the ability to hold these securities until their respective maturity dates, when significant differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale.

Federal funds sold amounted to $2.3 million at December 31, 1998, compared to $7.5 million at December 31, 1997, a decrease of $5.2 million from year-end 1997. This decrease is attributable to the Bank's daily fluctuations in cash and liquidity requirements.

Investment Securities Portfolio
(dollars in thousands)
                                                                                Gross            Gross         Estimated
                                                                              Unrealized       Unrealized        Market
                                                           Amortized Cost       Gains            Losses          Values
                                                           ---------------  ---------------  ---------------  -------------
December 31, 1998
Investment Securities Held to Maturity
--------------------------------------
Mortgage-Backed Securities                                             $-               $-             $ -              $-
Municipal Securities                                                1,716                -            (63)           1,826
U.S. Government Agencies and Corporations                           1,889               29               -           1,745
                                                           ---------------  ---------------   -------------   -------------
        Total Investment  Securities Held to Maturity               3,605               29           ($63)           3,571
                                                           ---------------  ---------------   -------------   -------------

Investment Securities Available for Sale
----------------------------------------
Mortgage-Backed Securities                                         28,843               46              --          28,889
U.S. Government  Agencies and Corporations                          8,799               38              --           8,837
                                                           ---------------  ---------------   -------------   -------------
       Total Investment Securities Available for Sale              37,642               84              --          37,726
                                                           ---------------  ---------------   -------------   -------------

                          Total Investment Securities             $41,247             $113           ($63)         $41,297
                                                           ===============  ===============   =============   =============

December 31, 1997
Investment Securities Held to Maturity
Mortgage-Backed Securities                                           $33                $-             $ -             $33
U.S. Government Agencies and Corporations                          9,486                 -           (193)           9,293
Time Deposits                                                          -                 -               -               -
                                                            -------------     -------------   -------------   -------------
         Total Investment Securities Held to Maturity              9,519                 -          ($193)           9,326
                                                            -------------     -------------   -------------   -------------

Investment Securities Available for Sale
Mortgage-Backed Securities                                        10,977                55            (26)          11,006
U.S. Government  Agencies & Corporations                           7,455                89            (32)           7,512
                                                            -------------     -------------   -------------   -------------
       Total Investment Securities Available for Sale             18,432               144            (58)          18,518
                                                            -------------     -------------   -------------   -------------

                          Total Investment Securities            $27,951              $144          ($251)         $27,844
                                                            =============     =============   =============   =============

Maturity Distribution of Investment Securities
(dollars in thousands)

                                                                         As of December 31, 1998
                                                           Held to Maturity                  Available for Sale
                                                    --------------------------------   -------------------------------
                                                                       Fair Market                       Fair Market
                                                        Cost              Value            Cost             Value
                                                    --------------    --------------   --------------   --------------
Mortgage-Backed Securities
--------------------------
 Due within One Year                                           $-                $-               $-                $-
 1 -   5 Years                                                  -                 -              721               722
 5 - 10 Years                                                   -                 -            4,004             4,039
 Due After 10 Years                                             -                 -           24,118            24,128
                                                    --------------     -------------   --------------    --------------

      Total Mortgage-Backed Securities                          -                 -           28,843            28,889
                                                    --------------     -------------   --------------    --------------

U.S. Government Agencies and Corporations
-----------------------------------------
 Due within One Year                                          389               389              500               503
 1 -   5 Years                                              1,500             1,437            6,299             6,331
 5 - 10 Years                                                   -                 -            2,000             2,003
 Due After 10 Years                                             -                 -                -                 -
                                                    --------------     -------------   --------------    --------------

      Total U.S. Government Agencies and
      Corporations                                          1,889             1,826            8,799             8,837
                                                    --------------     -------------   --------------    --------------


 Municipal Securities
---------------------
 Due within One Year                                            -                 -                -                 -
 1 -   5 Years                                                154               157                -                 -
 5 - 10 Years                                               1,562             1,588                -                 -
 Due After 10 Years                                             -                 -                -                 -
                                                    --------------     -------------   --------------    --------------

      Total Municipal                                       1,716             1,745                -                 -
      Securities
                                                    --------------     -------------   --------------    --------------

                        Total Investment Securities        $3,605            $3,571          $37,642           $37,726
                                                    ==============     =============   ==============    ==============

                                                                         As of December 31, 1997
                                                           Held to Maturity                  Available for Sale
                                                    --------------------------------   -------------------------------
                                                                       Fair Market                       Fair Market
                                                        Cost              Value            Cost             Value
                                                    --------------    --------------   --------------   --------------
Mortgage-Backed Securities
--------------------------
    Due within One Year                                     $33              $33             $ -                 $ -


    1 -   5 Years                                             -                -           1,999               1,997
    5 - 10 Years                                              -                -               -                   -
    Due After 10 Years                                        -                -           8,978               9,009
                                                    --------------    --------------   --------------   --------------

         Total Mortgage-Backed Securities                    33               33          10,997              11,006
                                                    --------------    --------------   --------------   --------------

U.S. Government Agencies and Corporations
-----------------------------------------
    Due within One Year                                   7,986            7,893            1,500              1,491
    1 -   5 Years                                             -                -            1,501              1,494
    5 - 10 Years                                          1,500            1,400            1,171              1,166
    Due After 10 Years                                        -                -            3,283              3,361
                                                    --------------    --------------   --------------   --------------

         Total U.S. Governments Agencies and
         Corporations                                     9,486            9,293            7,455              7,512
                                                    --------------    --------------   --------------   --------------


-----------------------------------------------------

                                                    --------------    --------------   --------------   --------------
                         Total Investment Securities     $9,519           $9,326          $18,432            $18,518
                                                    ==============    ==============   ==============   ==============

Investment Securities Weighted Average Yield

         Due within                                     Due After 10
          One Year     1 to 5 Years    5 to 10 Years        Years       Overall
           --------    ------------    -------------        ----        -------
1998          6.44%          5.55%            5.47%          6.08%        5.85%

1997          3.68%          6.08%            5.11%          6.71%        5.44%


Loans

Total loans increased by 4.1 percent from the prior year to $80.5 million at December 31, 1998. The increase is due to the growth of both the commercial portfolio and the installment portfolio, which grew in 1998 by 6.4 percent and
9.1 percent, respectively. The Bank continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at the Bank's target market. During 1998, the Bank increased the installment loan portfolio by expanding its indirect lending relationship through a local window manufacturer.

The Bank's growth in commercial and other loans is centered around short- and intermediate-term maturities. The Bank has maintained a competitive approach toward high quality loans in its marketplace. While Guaranteed Student Loans
(GSLs) account for 5.5 percent of the Bank's loan portfolio at December 31, 1998, these loans are comprised of approximately 1,600 promissory notes made to nearly 800 borrowers who are geographically dispersed throughout the United States. These loans are serviced and guaranteed, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services and USA Funds, respectively, affiliates of USA Group, Inc.





Loan Portfolio at Year-End
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                                       Percent change from
                                                    December 31,                     1997 to        1996 to
                                          1998           1997          1996            1998          1997
                                     ---------------  ------------ -------------   ------------- --------------
Commercial                                  $50,556       $47,527       $35,064           6.41%         35.54%
Real Estate - Construction                    2,399         3,689         3,970         (35.0%)        (7.08%)
Mortgage                                        776           646           787           20.1%       (17.92%)
Installment                                  22,333        20,467        15,933            9.1%         28.46%
Student Loans                                 4,405         4,966         9,631         (11.3%)       (48.44%)
                                     ---------------  ------------ -------------   ------------- --------------
                                             80,469        77,295        65,385            4.1%         18.22%
                                     ---------------  ------------ -------------   ------------- --------------
Less:   Allowance for Loan
           Losses                           (1,300)         (998)         (866)           30.3%         15.24%
                                     --------------  ------------  -------------   ------------- -------------
       Net Loans                           $79,169       $76,297        $64,519            3.8%         18.26%
                                     ==============  ============  =============   ============= =============

The Bank's loan portfolio is comprised primarily of commercial and installment loans. At December 31, 1998, the Bank did not have any significant outstanding loan concentration in similar industries that could cause an adverse impact during an economic downturn in any one industry segment.

Composition of Loan by Type

                                                 December 31,
                                 -------------------------------------------
                                     1998           1997            1996
                                 -------------  -------------   ------------
Commercial                              62.8%          61.5%          53.6%
Real Estate - Construction               3.0%           4.8%           6.1%
Mortgage                                 0.9%           0.8%           1.2%
Installment                             27.8%          26.5%          24.4%
Student Loans                            5.5%           6.4%          14.7%

                                 -------------  -------------   ------------
Total                                  100.0%         100.0%         100.0%




Loan Quality

The primary responsibility and accountability for the day-to-day lending activities of the Bank rests with each loan officer. Bank management has established specific lending authority for each loan officer based upon the loan officer's experience and performance. The Bank also has a management loan committee and a director loan committee which meet weekly and semi-monthly, respectively. These committees provide for continuous communication through the collective knowledge, judgment and experience of its members. Additionally, they offer valuable input to lending personnel, act as a loan approval body and monitor the overall quality of the Bank's loan portfolio.

The Bank maintains a comprehensive loan review program. The purpose of the program is to evaluate credit quality and loan documentation. Bank management uses this program to evaluate the loan portfolio against its credit quality standards and its assessment of the adequacy of the allowance for loan losses.

The Bank's Board of Directors meets monthly to review and approve the activity of the loan committees. Additionally, the Bank's Board of Directors reviews all problem loans and delinquency reports at each Board meeting.

The Bank utilizes a risk system whereby each loan (excluding student loans) is assigned a risk rating, with the individual ratings monitored on an ongoing basis. Each week, reports of problem loans are prepared and reviewed by the Bank's loan committees. In addition to under-performing loans, these reports include loans where a customer's cash flow or net worth may be insufficient with regard to loan repayment, loans which have been criticized in a regulatory examination and any other loans where either the ultimate collectibility of the loan is in question or the loan has characteristics requiring special monitoring.

Assets considered to be under-performing are monitored closely by Bank management. Under-performing assets are defined as: 1) non-accrual loans where the ultimate collectibility of interest is uncertain but the principal is considered collectible; 2) loans past due ninety days or more as to principal or interest; 3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower; and 4) other real estate owned.

Metro adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118, on January 1, 1995. As of December 31, 1998, Metro had investments in loans which were impaired in accordance with SFAS No's. 114 and 118 of $368,700. Of this amount, $364,300 had no related specific allowance. The remaining $4,400 of impaired loans were fully reserved.

The Bank's policy for recognizing income on impaired loans is to accrue interest until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. No interest is accrued after a loan is classified as impaired. All payments received for loans which are classified as impaired are utilized to reduce the principal balance outstanding. Interest income of $20,832 would have been recorded in 1998 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 1998, interest income in the amount of $7,922 was recorded on impaired loans prior to being classified as impaired. The average balance of impaired loans was $215,400 at December 31, 1998.

Loans are charged off when they are deemed uncollectable. Total charged-off loans, net of recoveries, were $9,000 in 1998, compared to $68,000 in 1997 and $111,000 in 1996.

The following tables present activity in the allowance for loan losses account and allocation of the allowance among loan categories:

Allowance for Loan Losses
(dollars in thousands)
                                                  For the year ended
                                                      December 31,
                                                  1998           1997
                                                  ----           ----

Allowance for Loan Losses, January 1                 $998          $866
                                               -----------    ----------
Loans Charged-Off:
    Commercial                                          -             -
    Installment                                        29            80
                                               -----------    ----------
       Total Charged-Off Loans                         29            80
                                               -----------    ----------
Recoveries on Charged-Off Loans:
    Commercial                                          -             5
    Installment                                        20             7
                                               -----------    ----------
       Total Recoveries on Charged-Off Loans           20            12
Net Charged-Off Loans                                   9            68
Provision for Loan Losses                             311           200
                                               -----------    ----------
Allowance for Loan Losses, December 31             $1,300          $998
                                               ===========    ==========
Average Loans Outstanding                         $79,149       $72,892
                                               ===========    ==========
Net Charged-Off Loans to Average Loans              0.01%         0.09%
                                               ===========    ==========

Allocation of Allowance for Loan Losses
(dollars in thousands)
                                                       December 31,
                                               --------------------------
                                                  1998          1997
                                                  ----          ----
Commercial                                           $866           $652
Real Estate - Construction                             39             51
Mortgage                                                8              9
Installment                                           375            278
Student Loans                                          12              8
                                               -----------    -----------

Total                                              $1,300           $998
                                               ===========    ===========


The student loan portfolio is fully guaranteed by a third party for all loans which were first disbursed prior to October 1, 1993. For those loans disbursed on or after October 1, 1993 (or consolidated on or after that date), the guarantee is 98 percent of the principal and interest due, provided that the lender did not incur violations sufficient to cause the assessment of an interest penalty or the loss of guarantee on the loan. All guaranteed student loans are re-insured in various amounts by the federal government. As of December 31, 1998, approximately $1,060,000 or 24.1 percent of the Bank's student loan portfolio was disbursed after October 1, 1993.

Under-Performing Assets
(dollars in thousands)

                                                December 31,
                                           ----------------------
                                             1998          1997
                                             ----          ----
Non-Accruing Loans                              $369          $10
Renegotiated Loans                                 -            -
Ninety (90) Days Past Due                        134          146
                                           ==========    =========
          Total Under-Performing Assets         $503         $156
                                           ==========    =========

Under-Performing  Assets as a
          Percentage of Total Loans            0.63%        0.20%
                                           ==========    =========

Past Due Loans (90 Days or More)
    Commercial                                     -            -
    Real Estate - Construction                     -            -
    Mortgage                                       -            -
    Installment                                    -            -
    Student Loans                                134          146
                                           ----------    ---------

          Total                                 $134         $146
                                           ==========    =========

In addition to the loans classified as under-performing, management is closely monitoring loans approximating $863,000 as of December 31, 1998 for the borrowers' ability to continue to comply with contractual terms. For these loans, existing conditions do not warrant either a partial charge-off or classification as non-accrual. Management believes it has taken a conservative approach in its evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the general condition of the portfolio and in establishing the allowance for loan losses.


SOURCES OF FUNDS

The Bank's primary funding source is its base of core customer deposits, which includes non-interest bearing demand deposits, regular savings and money market accounts, and small denomination (under $100,000) certificates of deposit. Other shorter term sources of funds are large denomination certificates of deposit and securities sold under agreements to repurchase. The following table presents information with respect to the average balances of these funding sources.

Funding Sources-Average Balances
(dollars in thousands)

                                                                                            Percent Change from
                                               For the year ended December 31,        ------------------------------
                                          ------------------------------------------      1997 to          1996 to
                                                 1998          1997           1996          1998             1997
                                                 ----          ----           ----          ----             ----
Core Deposits:
   Non-Interest Bearing Demand                  $24,896      $18,993        $16,443           31.8%          15.51%
   Savings Accounts                               4,961        5,354          5,764         (7.34%)           7.11%
   Money Market and NOW Accounts                              31,992         28,760          27.64%          11.24%
                                                 40,835
   Other Time Deposits                           31,043       29,963         29,652           3.60%           1.05%
                                          ------------------------------------------  --------------  --------------
   Total Core Deposits                         $101,735      $86,302        $80,619          17.88%           7.05%
                                          ------------------------------------------  --------------  --------------

Time Deposits of $100,000 and Over              $13,257      $12,439        $11,464           6.58%           8.50%
Federal Funds Purchased and
    Securities Sold under                                                                  (99.41%)         162.89%
    Agreements to Repurchase                          3          510            194
                                          ------------------------------------------  --------------  --------------

          Total Funding Sources                $114,995      $99,251        $92,277          15.86%           7.56%
                                          ==========================================  ==============  ==============

Funding Sources - Yields

                                                                                             Percent Change from
                                                  For the year ended December 31,       ---------------------------
                                               --------------------------------------      1997 to      1996 to
                                                  1998       1997          1996             1998          1997
                                                  ----       ----          ----             ----          ----
    Core Deposits
    Non-Interest Bearing Demand                         -           -              -               -             -
    Savings Accounts                                2.27%       2.72%          2.77%        (16.54%)       (1.81%)
    Money Market and NOW Accounts                   3.96%       3.69%          3.40%           7.32%         8.53%
    Other Time Deposits                             5.63%       5.75%          5.76%         (2.09%)          .17%
                                               --------------------------------------   ------------- -------------
    Total Core Deposits                             3.41%       3.54%          4.64%         (3.67%)        23.71%
                                               --------------------------------------   ------------- -------------
    Federal Funds Purchased and
        Securities Sold Under
        Agreements to Repurchase                    5.14%       5.42%          4.88%         (5.17%)        11.07%
                                               --------------------------------------   ------------- -------------
           Total Funding Sources                    3.73%       3.83%          4.64%         (2.61%)        17.46%
                                               ======================================   ============= =============

The Bank's average total core deposits have shown steady growth over the past several years, increasing by $15.4 million or 17.9 percent in 1998 compared to
7.0 percent in 1997. During 1998, the Bank experienced increases in all categories of average deposits, except for savings accounts. The daily average balance of savings, money market and NOW accounts and certificates of deposit increased 14.2 percent during 1998.

No one category of deposits dominated the growth experienced by the Bank. This growth was generated primarily by the Bank's loan calling program which produced a number of new commercial deposits. Also, the Bank continues to service a number of bank accounts which relate to the real estate title services industry. Due to the nature of the title services industry, these deposits are short-term and usually deposited in the Bank during the last week of each month and withdrawn during the first week of the following month. This typically increases the Bank's deposits at the end of each month.




Time Deposit of $100,000 and Over
(dollars in thousands)

           Year End                                     181 - 366     Beyond 1
           Balance      1 - 90 Days    91 - 180 Days       Days         Year
           --------     -----------    -------------    ----------    --------

1998         $11,728        $3,459          $2,386         $2,704       $3,179

1997         $12,530        $3,200          $1,259         $4,083       $3,988


Currently, the Bank has available separate agreements with two regional banks which provide for the purchase of Federal funds to meet short-term liquidity needs. The total amount of Federal funds available to the Bank under these agreements is $3.0 million. The Bank also maintains a line of credit with the Federal Home Loan Bank of Indianapolis in the amount of $7.5 million to meet liquidity needs. The Bank had no Federal Funds purchased during 1998.


LIQUIDITY AND RATE SENSITIVITY

The primary function of liquidity and interest rate sensitivity management is to provide for and assure an ongoing flow of funds that is adequate to meet all current and future financial needs of the Bank. Such financial needs include funding credit commitments, satisfying deposit withdrawal requests, purchasing property and equipment and paying operating expenses. The funding sources of liquidity are principally the maturing assets and short-term and long-term borrowings. The purposes of liquidity management are to match sources of funds with anticipated customer borrowings and withdrawals and other obligations and to ensure a dependable funding base. Rate sensitivity analysis places each of the Bank's balance sheet components in its appropriate maturity category according to its repricing frequency, thus enabling management to measure the exposure to changes in interest rates.

The Bank's Asset/Liability and Investment Committee, which sets forth the guidelines under which the Bank manages its deposits and its investment and loan portfolios, is responsible for monitoring the Bank's investment portfolio. The objective of this committee is to provide for the maintenance of an adequate net interest margin and adequate level of liquidity to keep the Bank sound and profitable during all stages of an interest rate cycle. Metro utilizes the services of an external investment consultant and widely recognized research firm. These outside consultants provide Metro with decision support information necessary to monitor, analyze and track the performance of the Bank's investment portfolio.

At December 31, 1998, $38.0 million or 47.4 percent of the loan portfolio are fixed rate loans, excluding non-accruing loans. Variable rate loans, excluding non-accruing loans, amounted to $42.1 million or 52.6 percent of the loan portfolio at December 31, 1998. Fixed and variable rate loans with scheduled maturities greater than one year amounted to $32.0 million and $17.3 million, respectively at December 31,1998. In the investment securities category, $0.9 million or 2.2 percent of the portfolio matures within one year. The Bank's average loan-to-deposit ratio, another indication of liquidity, was 69.1 percent in 1998 compared to 72.9 percent for 1997.

Management also monitors the Bank's balance between interest rate sensitive assets and liabilities to ensure that changes in interest rates will not adversely affect earnings. Management of these sensitive items is important to protect the net interest margin and assure earnings stability during periods of adverse fluctuations in market interest rates.

Interest rate sensitivity occurs when assets and liabilities are subject to rate and yield changes within a designated time horizon. An interest rate sensitivity gap ("GAP") is determined by the differential of interest-earning assets and interest-bearing liabilities. For an institution with a negative GAP for a given period, the amount of its interest-bearing liabilities maturing or otherwise repricing within such period exceeds the amount of the interest-earning assets repricing within the same period. Accordingly, in a rising interest rate environment, institutions with a negative GAP will generally experience greater increases in costs of their interest-bearing liabilities than in yields on their interest-earning assets. Conversely, the yields on interest-earning assets of institutions with a negative GAP will generally decrease less than the cost of their interest-bearing liabilities during declining interest rate environments. Changes in interest rates will generally have the opposite effect on institutions with a positive GAP.

Management closely monitors its liquidity and interest rate sensitivity. Management's objective in interest rate sensitivity management is to reduce the Bank's vulnerability to future interest rate fluctuations while providing for growth of the net interest margin. Management's goal is to maintain a GAP ratio of rate-sensitive assets to rate-sensitive liabilities within a range of 0.70 to
1.30 for a one year time frame.

The cumulative GAP ratio of the Bank on December 31, 1998, was 71.4 percent for interest rate sensitive assets and liabilities of ninety days or less and 91.8 percent for interest rate sensitive assets and liabilities of one year or less. The ratios fall within the Bank's desired liquidity range for one year. Management will continue to maximize its net interest margin while managing interest rate risk within prudent boundaries. Based upon the current balance sheet structure of the Bank, any future increase in interest rates could have a positive impact on the Bank's net interest margin and earnings. In the event of a decline in general interest rates, management believes that such a decline would have a minimal effect on the Bank's earnings.

Interest Rate Sensitivity Analysis
(dollars in thousands)
                                           1 - 90 Days      91 - 365        1 - 5 Years        Beyond 5
                                                              Days                              Years           Total
                                          ---------------  ------------     -------------    -------------  --------------
Earning Assets:
   Investment Securities                        $ 3,521        $19,800          $15,361            $2,649         $41,331
   Federal Funds Sold                             2,325              -                -                 -           2,325
   Loans (excluding non-accruing)                33,925         10,255           22,812            13,065          80,057
                                          ==============  =============    =============     =============  ==============
     Total Earning Assets                       $39,771        $30,055          $38,173           $15,714        $123,713
                                          ==============  =============    =============     =============  ==============

Interest-Bearing Liabilities:


   Savings and Time Deposits                   $ 55,705        $20,324          $14,265             $   -        $ 90,294
   Borrowed Funds                                     -              -                -                 -               -
                                          --------------  -------------    -------------     -------------  --------------
     Total Interest-Bearing Liabilities        $ 55,705        $20,324          $14,265             $   -        $ 90,294
                                          ==============  =============    =============     =============  ==============

Interest Rate Sensitivity Gap Per
     Period                                    ($15,934)        $9,731           $23,907          $15,714          $33,418

Cumulative Interest Rate Gap                   ($15,934)      ($6,203)           $17,704          $33,418          $33,418


Cumulative Ratio of Interest Rate
     Sensitivity                                   71.4%         91.8%            119.6%           137.0%           137.0%


EFFECTS OF INFLATION

The assets and liabilities of a banking entity are unlike companies with investments in inventory, plant and equipment. Being primarily monetary in nature and, in this respect, different from most non-financial services companies, the performance of a bank is affected more by changes in interest rates than by inflation.

Over the past five years, the rate of inflation has been relatively low. As a result, the impact upon the Bank's balance sheet and levels of income and expense has been minimal.


THE YEAR 2000 ISSUE

Metro formed a Year 2000 Committee to address all areas related to Year 2000 in January, 1998. The Committee consists of senior management and representatives from each functional area of the organization.

The Committee developed a Year 2000 Plan to identify all internal and external systems which may be affected by the Year 2000. Systems were prioritized based on an assessment of Year 2000 risk and potential impact to operations, earnings and capital. A timeline was developed to ensure that tasks in the Year 2000 Plan would be completed consistent with management's objectives and regulatory guidelines.

A Testing Plan was developed to establish methodologies for testing of internal and external systems for Year 2000 critical dates. Results of testing have been reviewed and certified by Metro's Year 2000 Committee. The Year 2000 Plan includes remediation or replacement of non-compliant systems.

Metro's data processor, Computer Services, Inc., Paducah, Kentucky, conducted Proxy Testing during July and August, 1998. Proxy Testing allowed for Year 2000 testing of core system processing by Computer Services, Inc.'s client banks. Metro was represented by a member of management during the Proxy Testing process. Based on the results of testing, all core systems are Year 2000 ready.

Metro identified third-party vendors providing products or services identified as mission-critical to operations. The identified vendors were contacted to obtain the Year 2000 status of products and services used by Metro. Based on an evaluation by the Year 2000 Committee, no significant Year 2000 issues were identified.

Metro identified customers with significant loan and deposit relationships. Each non-consumer customer was contacted to review the status of their Year 2000 plan and to complete a Year 2000 Questionnaire. Customers which may pose Year 2000 risk were identified based on their questionnaire responses. Additional follow-up for customers which may pose significant Year 2000 risk is ongoing.

Metro operates 23 branch and off-site automated teller machines (ATM). ATM's requiring hardware and/or software upgrades to Year 2000 compliance have been scheduled with the ATM manufacturers. ATM's are expected to be Year 2000 compliant by March 31, 1999.

Metro has developed a Customer Awareness Program, designed to communicate to customers and potential customers the status of Metro's Year 2000 status. The program primarily includes statement messages, statement stuffers and bank lobby information which educates customers about Year 2000 issues and relates Metro's progress toward Year 2000 compliance.

Metro has developed a Contingency Plan designed to address mission-critical system failures which could result from Year 2000. The Contingency Plan provides for back-up systems and processes in the event of failure. The Contingency Plan includes various scenarios which may occur and specific actions to be taken in the event of system failures.

As of December 31, 1998, all areas of Metro's Year 2000 certification process are substantially complete. Upgrades for some software applications are planned for the first part of 1999, along with completion of ATM upgrades.

Costs associated with Year 2000 compliance have been substantially incurred as of December 31, 1998. Future costs, if any, are not expected to have a material impact on Metro's financial position or results of operations.

Report of Independent Public Accountants

To the Board of Directors and the Shareholders of MetroBanCorp:


         We have audited the accompanying consolidated statement of condition of MetroBanCorp (an Indiana Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroBanCorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                       ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
January 28, 1999.

Consolidated Statement of Condition
MetroBanCorp & Subsidiary
       (dollars in thousands)

                                                                 December 31,
ASSETS                                                         1998        1997
----------------------------------------------------------------------------------
Cash and Due from Banks                                        $7,719    $  9,595
Federal Funds Sold                                              2,325       7,500
                                                            ----------------------
            Total Cash and Cash Equivalents                    10,044      17,095
                                                            ----------------------

Investment Securities Held to Maturity - at Amortized
       Cost (Market Value: 1998 - $3,182 and 1997 - $9,326)     3,605       9,519
Investment Securities Available for Sale - at Market Value     37,726      18,518
                                                            ----------------------
            Total Investment Securities                        41,331      28,037
                                                            ----------------------

Loans                                                          80,469      77,295
Allowance for Loan Losses                                     (1,300)        (998)
                                                            ----------------------
            Loans, net                                         79,169      76,297
                                                            ----------------------

Premises and Equipment, net                                     1,536       1,406
Accrued Interest Receivable                                       956         834

Core Deposit Intangible, net of Accumulated
       Amortization of $1,085 in 1998 and $944 in 1997             41         182
Deferred Tax Asset                                                554         419
Other Assets                                                      349         448
                                                            ----------------------

            Total Assets                                     $133,980   $ 124,718
                                                            ======================

LIABILITIES
----------------------------------------------------------------------------------
Deposits:
       Non-Interest Bearing Demand                            $29,534    $ 28,552
       Interest Bearing:
            Savings and NOW Accounts                           46,594      40,500
            Time Deposits of $100,000 and over                 11,728      12,530
            Other Time Deposits                                31,972      29,652
                                                            ----------------------
            Total Deposits                                    119,828     111,234
                                                            ----------------------

Securities Sold Under Agreements to Repurchase                                  -
Accrued Interest Payable                                          449         426

Other Liabilities                                                 864         926
                                                            ----------------------
            Total Liabilities                                 121,141     112,586
                                                            ----------------------

COMMITMENTS AND CONTINGENCIES (Note 11)                             -           -


SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------
Preferred Stock: 1,000,000 authorized;
       none outstanding                                             -           -
Common Stock: 3,000,000 authorized;
       1,941,726 issued and outstanding in 1998 and 1997       13,548      11,210
Accumulated Earnings                                            (756)         880

Net Unrealized Gain/(Loss) on Investment Securities
       Available for Sale                                         47           42
                                                            ----------------------
            Total Shareholders' Equity                         12,839      12,132
                                                            ----------------------

            Total Liabilities and Shareholders' Equity       $133,980   $ 124,718
                                                            ======================

The accompanying notes to the consolidated financial statements are an integral part of these statements.


Consolidated Statement of Operations
MetroBanCorp & Subsidiary
     (dollars in thousands, except per share data)

                                                                             Year ended December 31,
                                                                     1998             1997              1996
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and Fees on Loans                                     $7,851          $  7,133          $  6,130
     Interest on Investment Securities                               1,739
                                                                                       1,586             1,600
     Interest on Federal Funds Sold                                    391
                                                                                         104               143
                                                           ----------------  ----------------  ----------------
Total Interest Income                                                9,981             8,823             7,873
                                                           ----------------  ----------------  ----------------

INTEREST EXPENSE:
     Interest on Deposits                                            4,292             3,754             3,496

     Interest  on Term Borrowings                                        -                37                23
                                                           ----------------  ----------------  ----------------
Total Interest Expense                                               4,292             3,791             3,519
                                                           ----------------  ----------------  ----------------

Net Interest Income                                                  5,689             5,032             4,354


     Provision for Loan Losses                                         311               200                67
                                                           ----------------  ----------------  ----------------
Net Interest Income after Provision
     for Loan Losses                                                 5,378             4,832             4,287
                                                           ----------------  ----------------  ----------------

NON-INTEREST INCOME:
     Service Charges on Deposit Accounts                               354               319               302

     Net Securities Loss                                                (9)              (15)              (12)

     Other Service Charges, Commissions and Fees                       616               483               342


     Gain on Sale of Real Estate                                         -                90                35
                                                           ----------------  ----------------  ----------------
Total Non-Interest Income                                              961               877               667
                                                           ----------------  ----------------  ----------------

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                                  1,957             1,797             1,572
     Net Occupancy Expense                                             391               327               265
     Equipment Expense                                                 359               437               299
     Advertising and Public Relations                                  241               234               230
     Legal and Professional Services                                   225               258               137
     Data Processing                                                   325               275               238
     FDIC Insurance Assessment                                          28                25               188
     Student Loan Servicing Fees                                        37                63               108
     Amortization of Core Deposit Intangible                           141               141               141
     Other                                                             862               803               664
                                                           ----------------  ----------------  ----------------
Total Non-Interest Expense                                           4,566             4,360             3,842
                                                           ----------------  ----------------  ----------------

Income Before Income Taxes                                           1,773             1,349             1,112
     Applicable Income Taxes                                           722               540               488
                                                           ----------------  ----------------  ----------------

NET INCOME                                                          $1,051           $   809           $   624
                                                           ================  ================  ================


NET INCOME PER COMMON SHARE                                          $0.54          $   0.42          $   0.32
                                                           ================  ================  ================

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                      $0.52          $   0.41          $   0.32
                                                           ================  ================  ================


WEIGHTED AVERAGE SHARES OUTSTANDING                              1,941,726         1,941,726         1,941,726
                                                           ----------------  ----------------  ----------------
WEIGHTED AVERAGE SHARES OUTSTANDING-ASSUMING DILUTION            2,035,493         1,979,720         1,941,726
                                                           ----------------  ----------------  ----------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Consolidated Statement of Cash Flows
MetroBanCorp & Subsidiary
         (dollars in thousands)

                                                                                       Year ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                       1998                1997                1996
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $1,051            $  809               $  624
Adjustments to Reconcile Net Income to
     Cash Provided by Operating Activities:
         Provision for Loan Losses                                              311               200                   67
         Deferred Income Tax Benefit                                           (141)             (164)                 (62)
         Depreciation and Amortization                                          451               517                  394
         Gain on Sale of Real Estate                                              -               (90)                 (35)
         (Gain)/Loss on Sale of Securities                                        9                15                   12
         (Increase)/Decrease in Accrued Interest Receivable                    (122)               37                   82
         (Increase)/Decrease in Other Assets                                     99                51                  (12)
         Increase/(Decrease) in Accrued Interest Payable                         23                 7                  (47)
         Increase in Other Liabilities                                         (62)               247                  175
                                                                     --------------- -----------------  -------------------
Total Adjustments                                                              568                820                  574
                                                                     --------------- -----------------  -------------------

Net Cash Flows Provided by Operating Activities                               1,619             1,629                1,198
                                                                     --------------- -----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------------
     Proceeds from Maturities of Investment Securities Held to                8,020               500                  233
     Maturity
     Proceeds from Maturities of Investment Securities Available              8,876               400                2,348
     for Sale
     Proceeds from Sales of Investment Securities Available for Sale          4,500            10,997                3,954
     Purchases of Investment Securities Available for Sale                  (32,973)           (8,483)              (8,563)
     Purchase of Investment Securities Held to Maturity                      (1,717)                -                    -
     Proceeds from Sales of Student Loans                                         -             3,546                1,178
     Proceeds from the Repayment of Student Loans                               562             1,119                2,190
     Net Loans made to Customers                                             (3,744)          (16,643)              (8,412)
     Purchases of Premises and Equipment                                       (439)             (320)                (526)
     Proceeds from the Sale of Real Estate                                        -               461                  409
                                                                     --------------- -----------------  -------------------

Net Cash Flows Used in Investing Activities                                 (16,915)           (8,423)              (7,189)
                                                                     --------------- -----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------------
     Net Increase in Demand Deposits, NOW  and Savings Accounts               7,076            10,404                2,699


     Net Increase in Time Deposits                                            1,518             1,546                1,721
     Net Decrease in Securities Sold under
          Agreements to Repurchase                                                -            (1,500)              (2,400)
     Cash Dividends Paid                                                       (349)             (336)                (336)
                                                                     --------------- -----------------  -------------------

Net Cash Flows Provided by Financing Activities                               8,245            10,114                1,684
                                                                     --------------- -----------------  -------------------

---------------------------------------------------------------------------------------------------------------------------
 Net Increase/(Decrease) in Cash and
      Cash Equivalents                                                       (7,051)            3,320               (4,307)

 Cash and Cash Equivalents at Beginning of Period                            17,095            13,775               18,082
                                                                     --------------- -----------------  -------------------

 Cash and Cash Equivalents at End of Period                                 $10,044           $17,095              $13,775
                                                                     =============== =================  ===================

Supplemental Disclosure of Cash Flow Information:
     Cash Paid During the Year for Interest Expense                          $4,288           $ 3,767              $ 3,584
     Cash Paid During the Year for Income Taxes                                 912               612                  483

The accompanying notes to the consolidated financial statements are an integral part of these statements.










CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
MetroBanCorp & Subsidiary
(dollars in thousands)

                                    Common    Common     Accumulated    Accumulated   Comprehensive    Total
                                    Shares      Stock    Earnings /        Other         Income    Shareholders'
                                  Outstanding             (Deficit)    Comprehensive                  Equity
                                                                          Income
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995       1,681,291    $11,210         $119          ($184)                      $11,145
Net Income                                -          -          624               -           $624           624

     Unrealized Gains on
     Securities,
     Net of Tax and
     Reclassification Adjustment          -          -            -              68             68            68
     (see Disclosure)
     Comprehensive Income                                                                     $692
                                                                                      =============
     Cash Dividend                                             (336)                                        (336)
--------------------------------------------------------------------------------------             --------------

Balances, December 31, 1996       1,681,291     11,210          407            (116)                      11,501
Net Income                                -          -          809               -           $809           809

     Unrealized Gain on
     Securities,
     Net of Tax and                                                             158
     Reclassification Adjustment          -          -            -                            158           158
     (see Disclosure)
     Comprehensive Income                                                                     $967
----------------------------------                                                    =============
     Cash Dividend                                             (336)                                        (336)
--------------------------------------------------------------------------------------             --------------

Balances, December 31, 1997       1,681,291     11,210          880             $42                      $12,132
Net Income                                -          -        1,051               -         $1,051         1,051

     Unrealized Gain on
     Securities,
     Net of Tax and
     Reclassification Adjustment          -          -            -               5              5             5
     (see Disclosure)
     Comprehensive Income                                                                   $1,056
                                                                                      =============
     Cash Dividend                                             (349)                                        (349)
     5% Stock Dividend               84,017        880         (880)                                           -
     10% Stock Dividend             176,418      1,458       (1,458)

Balances, December 31, 1998       1,941,726    $13,548        ($756)            $47                      $12,839
                                  ==================================================               ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Disclosure of Reclassification Amount                      1998        1997        1996
----------------------------------------------------------------------------------------
Unrealized Holding Gains Arising During Period              $13        $272        $120
Less: Reclassification Adjustment for Losses
     Included in Net Income                                  (5)         (9)         (7)
Income Tax Expense Related to Items of Other
     Comprehensive Income                                    (3)       (105)        (45)
                                                 ---------------------------------------
Net Unrealized Gains on Securities                           $5        $158         $68
                                                 =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
METROBANCORP & SUBSIDIARY


1.    BACKGROUND OF CORPORATION

      MetroBanCorp ("Metro") was incorporated in the State of Indiana in 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana-chartered commercial bank which commenced operations in April, 1988.

      The Bank's primary market and service area is Hamilton County and northern Marion County, which are together considered part of the Northside Suburban Indianapolis metropolitan area. The Bank's primary mission is to provide commercial and individual banking services in the previously defined service area.

2.    SUMMARY OF ACCOUNTING AND REPORTING POLICIES

      Basis of Accounting - The accompanying consolidated financial statements include the accounts of Metro and the Bank. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform with general practices in the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimated. All significant intercompany balances and transactions have been eliminated.

      Cash Equivalents - For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight Federal Funds Sold.

      Investment Securities - Metro has the intent and ability to hold securities classified as held to maturity until their respective maturities. Accordingly, such securities are stated at cost and are adjusted for amortization of premiums and accretion of discounts.

      All securities not classified as held to maturity are considered available for sale. Available for sale securities are stated at their current market value. Unrealized gains and losses associated with available for sale securities, net of taxes, are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

      Net income reflects realized gains or losses from the sale of investment securities on a specific identification basis. Interest income and the amortization of the premium and discount arising at acquisition are included in net income.


      Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the reserve is based upon an evaluation of the portfolio, a review of loan delinquencies, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The reserve is increased by provisions for loan losses charged against income.

      Loans - Interest income on all loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The Bank's policy is to place loans on non-accrual status when management believes the collection of interest to be doubtful.

      Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan's yield. The Bank is generally amortizing these amounts over the contractual life of the related loans.

      Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation included in non-interest expense is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 30 years. Routine maintenance, repairs and minor improvements are charged to non-interest expense as incurred.

      Core Deposit Intangible - The core deposit intangible represents the excess of acquisition costs over the fair value of net assets acquired and is being amortized on the straight-line basis over a period of eight years.

      Securities Sold Under Agreements to Repurchase - These securities are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were sold plus accrued interest. It is Metro's policy to relinquish control of securities sold under the agreements to repurchase. Metro also monitors its exposure with respect to securities borrowed transactions. The maximum amount of outstanding agreements at any month-end was $0 and $1.5 million during 1998 and 1997, respectively. The daily average outstanding balance of securities sold under agreements to repurchase amounted to $0 and $3,150 for the years ended December 31, 1998 and 1997, respectively.

      Per Share Data - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Net income per common share, assuming dilution, is computed as above except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic net income per common share and net income per common share - assuming dilution:

                                                                                For the Year Ended 1998
                                                                                -----------------------
                                                                       Income              Shares         Per-Share
                                                                     (Numerator)        (Denominator)       Amount
                                                                  ------------------ -------------------- ---------
      Net Income per Common Share
      Income available to common
      stockholders                                                   $1,051,000           1,941,726          $0.54
                                                                                                          =========


      Effects of Dilutive Options
      Stock options                                                       -                  93,767
                                                                  ------------------ --------------------

      Net Income per Common Share-Assuming Dilution                  $1,051,000           2,035,493          $0.52
                                                                  ================== ==================== =========

      Per share data included in Metro's consolidated statement of operations for 1998, 1997 and 1996 was based on the weighted average number of common shares outstanding. Outstanding stock options during 1996 did not have a dilutive effect on earnings per share.

      Reclassifications - Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on net income.

      Impact of Accounting Changes - Income which established standards for reporting and display of comprehensive income and its components. The impact of this adoption is presented in the Consolidated Statement of Shareholders" Equity.

      Effective January 1, 1998, Metro adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardized the disclosure requirements for pensions and other postretirement benefits. The adoption of this statement does not impact Metro's financial condition or its results of operations.

      In June, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires, among other things, that all derivative instruments be recorded on the balance sheet at their fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for Metro). Metro does not expect the impact of this statement will be material to its results of operations or its financial position.

      Stock Dividends - A five percent stock dividend was declared on March 12, 1998 to shareholders of record on March 18, 1998 and distributed on April 6, 1998. A ten percent stock dividend was declared on January 8, 1999 to shareholders of record on January 19, 1999 and distributed on February 8, 1999. All average share and per share amounts have been retroactively adjusted to reflect these stock dividends.



3.    INVESTMENT SECURITIES

      Investment securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. During 1998, derivative securities balances were reduced from $11.5 million to $2.0 million through maturity or sale. Interest rate risk associated with remaining derivative securities is not material. The bank has the ability to hold remaining derivative securities until the maturity dates, when differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale. The amortized cost and estimated market values of investment securities are as follows:


      Investment Securities Portfolio
      (dollars in thousands)
                                                                                   Gross           Gross         Estimated
                                                                 Amortized      Unrealized       Unrealized    Market Values
     December 31, 1998                                             Cost            Gains           Losses
                                                               -------------- ---------------- --------------- ---------------
     Investment Securities Held to Maturity
     Municipal Securities                                             $1,716              $29              $-          $1,745
     U.S. Government Agencies and Corporations                         1,889                -            (63)           1,826
                                                               -------------- ---------------- --------------- ---------------
                Total Investment Securities Held to Maturity           3,605               29            (63)           3,571
                                                               -------------- ---------------- --------------- ---------------

     Investment Securities Available for Sale
     Mortgage-Backed Securities                                       28,843               46               -          28,889
     U.S. Government Agencies and Corporations                         8,799               38               -           8,837
                                                               -------------- ---------------- --------------- ---------------
               Total Investment  Securities Available for Sale        37,642               84               -          37,726
                                                               -------------- ---------------- --------------- ---------------
             Total Investment Securities                             $41,247             $113           ($63)         $41,297
                                                               ============== ================ =============== ===============

                                                                                                  Gross
                                                                                Gross           Unrealized       Estimated
  December 31, 1997                                        Amortized Cost  Unrealized Gains       Losses       Market Values
                                                           --------------- ----------------- ----------------- ---------------
  Investment Securities Held to Maturity
  Mortgage-Backed Securities                                          $33                $-                $-             $33
  U.S. Government Agencies and Corporations                         9,486                 -             (193)           9,293
                                                           -------------------------------------------------------------------


         Total Investment Securities Held to
               Maturity                                             9,519                 -             (193)           9,326
                                                           --------------- ----------------- ----------------- ---------------

  Investment Securities Available for Sale
  Mortgage-Backed Securities                                       10,977                55              (26)          11,006


  U.S. Government Agencies and Corporations                         7,455                89              (32)           7,512
                                                           --------------- ----------------- ----------------- ---------------
         Total Investment Securities
           Available for Sale                                      18,432               144              (58)          18,518
                                                           --------------- ----------------- ----------------- ---------------
       Total Investment Securities                                $27,951              $144            ($251)         $27,844
                                                           =============== ================= ================= ===============

      The carrying value of U.S. government agencies, corporation securities, and mortgaged-backed securities at December 31, 1998 and 1997 are shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                        As of December 31, 1998
                                                         Held to Maturity                   Available for Sale
                                                   ------------------------------     --------------------------------
                                                                    Fair Market                          Fair Market
                                                       Cost            Value             Cost               Value
                                                   -------------   --------------     ------------      --------------
   Mortgage-Backed Securities
   --------------------------
   Due within One Year                                       $-               $-               $-                  $-
   1 -   5 Years                                              -                -              721                 722
   5 - 10 Years                                               -                -            4,004               4,039
   Due After 10 Years                                         -                -           24,118              24,128
                                                   -------------   --------------     ------------      --------------

        Total Mortgage-Backed Securities                      -                -           28,843              28,889
                                                   -------------   --------------     ------------      --------------

   U.S. Government Agencies and
       Corporations
   ----------------------------
   Due within One Year                                      389              389              500                 503
   1 -   5 Years                                          1,500            1,437            6,299               6,331
   5 - 10 Years                                               -                -            2,000               2,003
   Due After 10 Years                                         -                -                -                   -
                                                   -------------   --------------     ------------      --------------

        Total U.S. Government Agencies and
             Corporations                                 1,889            1,826            8,799               8,837
                                                   -------------   --------------     ------------      --------------
   Municipal Securities
   --------------------
   Due within One Year                                        -                -                -                   -


   1 -   5 Years                                            154              157                -                   -
   5 - 10 Years                                           1,562            1,588                -                   -
   Due After 10 Years                                         -                -                -                   -
                                                   -------------   --------------     ------------      --------------
        Total Municipal Securities                        1,716            1,745                -                   -
                                                   -------------   --------------     ------------      --------------
        Total Investment Securities                      $3,605           $3,571          $37,642             $37,726
                                                   =============   ==============     ============      ==============

                                                                           As of December 31, 1997
                                                               Held to Maturity             Available for Sale
                                                          ---------------------------   ----------------------------
                                                                        Fair Market                    Fair Market
                                                             Cost          Value           Cost           Value
                                                          ------------  -------------   ------------  --------------
    Mortgage-Backed Securities
    --------------------------
    Due within One Year                                           $33            $33            $ -             $ -
    1 -   5 Years                                                   -              -          1,999           1,997
    5 - 10 Years                                                    -              -              -               -
    Due After 10 Years                                              -              -          8,978           9,009
                                                          ------------  -------------   ------------  --------------
         Total Mortgage-Backed Securities                          33             33         10,977          11,006
                                                          ------------  -------------   ------------  --------------

    U.S. Government Agencies and Corporations
    -----------------------------------------
    Due within One Year                                         7,986          7,893          1,500           1,491
    1 -   5 Years                                                   -              -          1,501           1,494
    5 - 10 Years                                                1,500          1,400          1,171           1,166
    Due After 10 Years                                              -              -          3,283           3,361
                                                          ------------  -------------   ------------  --------------
         Total U.S. Government  Agencies and
              Corporations                                      9,486          9,293          7,455           7,512
                                                          ------------  -------------   ------------  --------------


                                                                                                                  -
         Total Investment Securities                          $ 9,519         $9,326        $18,432         $18,518
                                                          ============  =============   ============  ==============

      Proceeds from sales of investments in debt securities were $4.5 million in 1998 as compared to $11.0 million in 1997. Net realized loss on sale of investment securities amounted to $9,000 during 1998 compared to a $15,000 loss for the same period in 1997.



4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires entities to disclose the fair market value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

      Cash and Cash Equivalents - For these instruments, the carrying amount is a reasonable estimate of fair value.

      Investment Securities - For investment securities, fair values are based on quoted market prices, if available. For securities where quoted prices are not available, fair value is estimated based on market prices of similar securities.

      Loans - The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Deposits - The fair value of non-interest bearing demand deposits and savings and NOW accounts is the amount payable as of the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

      Off-Balance Sheet Financial Instruments - Loan commitments and standby letters of credit are generally of a short-term nature and, therefore, their carrying amount is a reasonable estimate of their fair value. Carry amounts which are comprised of the unamortized fee income are immaterial.

      The estimated carrying and fair values of Metro's financial instruments as of December 31, 1998 are as follows (dollars in thousands):

                                          Carrying Value       Fair Value
                                         -----------------   ----------------
       Financial Assets:
       Cash & Cash Equivalents                    $10,044            $10,044
       Investment Securities                       41,331             41,297
       Loans, Net                                  79,169             84,070
       Deposits                                   119,828            120,848


5.    LOANS

      Total loans at December 31, 1998 and 1997 by major loan categories are as follows (dollars in thousands):

                                                    1998           1997
                                                    ----           ----
                 Commercial                           50,556        $47,527
                 Real Estate - Construction            2,399          3,689
                 Mortgage                                776            646
                 Installment                          22,333         20,467
                 Student Loans                         4,405          4,966
                                                -------------   ------------

                         Total Loans                 $80,469        $77,295

                 Allowance for Loan Losses           (1,300)          (998)
                                                -------------   ------------

                 Loans, Net                          $79,169        $76,297
                                                =============   ============


      Transactions in the allowance for loan loss account for the years indicated were as follows (dollars in thousands):

                                                       1998          1997          1996
                                                     ---------     --------      --------
                 Balance at Beginning of Year             $998         $866          $910
                 Provision for Loan Losses                 311          200            67
                 Charged-Off Loans                        (29)         (80)         (119)
                 Recoveries                                 20           12             8
                                                    -----------   ------------------------

                 Balance at End of Year                 $1,300         $998          $866
                                                    ===========   ========================

      As of December 31, 1998, Metro had investments in loans which were impaired in accordance with SFAS No.'s 114 and 118 of $368,700. Of this amount, $364,100 had no related specific allowance. The remaining $4,600 of impaired loans were fully reserved.

      The Bank's policy for recognizing income on impaired loans is to accrue interest until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. No interest is accrued after a loan is classified as impaired. All payments received for loans which are classified as impaired are utilized to reduce the principal balance outstanding.

      For the year ended December 31, 1998, the average balance of impaired loans was $215,400. Interest income of $20,832 would have been recorded in 1998 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 1998, interest income in the amount of $7,922 was recorded on impaired loans prior to being classified as impaired.



6.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 1998 and 1997 consist of the following (dollars in thousands):

                                                       1998         1997
               Land and Improvements                      $200        $200
               Building and Improvements                 1,182         999
               Furniture and Equipment                   1,896       1,683
                                                    -----------  ----------
               Total                                     3,278       2,882

               Less:  Accumulated Depreciation and
               Amortization                            (1,742)     (1,476)
                                                    -----------  ----------

               Total, Net                               $1,536      $1,406
                                                    ===========  ==========
7.    BENEFIT PLANS

      Employees' Thrift and Retirement Plan - Metro maintains a trusteed contributory thrift and retirement plan (Employees' Thrift and Retirement
      Plan) covering all employees who have attained the age of twenty-one and work a minimum of one thousand hours per calendar year. Salary redirection or "401(k)" contributions are made to the Employees' Thrift and Retirement Plan pursuant to a Salary Redirection Agreement between each eligible employee and the Bank. Eligible employees may contribute up to 10 percent of their pre-tax compensation, limited by the amount allowed by the IRS. Effective January 1, 1995, Metro increased the amount of employee contributions it matches from 75 percent to 100 percent of the first 6 percent of the employee's compensation, provided the employee contributes at least 2 percent of their compensation to the Plan. Metro may make additional profit sharing contributions to the Plan as determined and approved by the Board of Directors. Employees vest 100 percent in Metro's matching and discretionary profit sharing contributions at the end of five years of Plan participation. Metro's contribution expense related to the Employees' Thrift and Retirement Plan amounted to $68,100, $57,600, and $51,000, in 1998, 1997, and 1996, respectively.

      Supplemental Executive Retirement Plan - Effective January 1, 1993, Metro established the Supplemental Executive Retirement Plan (SERP), a non-qualified deferred compensation plan, for certain executive officers of Metro. The provisions of the SERP allow the Plan's participants who are also participants of the Employees' Thrift and Retirement Plan to defer compensation from Metro or receive contributions without regard to the amounts limited by the IRS under the Employee's Thrift and Retirement Plan. SERP participants' salary deferrals, however, are limited to amounts not to exceed 25 percent of the participant's compensation, including amounts contributed to the Employees' Thrift and Retirement Plan. Metro may make matching contributions in percentage amounts as described under the Employees' Thrift and Retirement Plan. Also, Metro may make discretionary contributions to the SERP as determined and approved by the Board of Directors. Metro's contribution expense related to the SERP was $18,900, $13,000, and $12,000 in 1998, 1997, and 1996, respectively.

8.    STOCK  AND CAPITAL ADEQUACY

      For information on capital adequacy, see section entitled "Capital Resources and Capital Adequacy," in Management's Discussion and Analysis section of the Annual Report.

9.    STOCK OPTION PLANS

      Prior to 1991, Metro had three stock option plans: the 1987 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, the 1987 Directors' Stock Option

      Plan for those persons who serve as directors of Metro and the Bank, and the Incorporators' and Founders' Stock Option Plan. During 1991, shareholders of Metro approved the repricing of all outstanding options and stock appreciation rights (SAR's) granted under these plans to a then current fair market price of $5.84 per share, and shareholders approved extending, until December 31, 2000, the term of each outstanding option and SAR. Shareholders also approved termination of all three of these plans. All options and SAR's granted under such plans prior to their termination may be exercised until the expiration date.

      During 1991, shareholders of Metro adopted the 1991 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank and the 1991 Directors' Stock Option Plan for directors of Metro and the Bank. Options and SARs under these plans are fully vested at the grant date, except for options granted to the directors of the Bank which vest at 20 percent per year. All options granted under these plans have an exercise price of $ 5.84 per share.

      During 1994, shareholders of Metro adopted the 1994 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, and the 1994 Directors' Stock Option Plan for directors of Metro. Options and SAR's under these plans are fully vested at the grant date. Options granted under these plans have exercise prices ranging from $4 to $9 per share.

      As of December 31, 1998, there were 443,693 shares of common stock reserved for issuance under these plans. Stock option activity under these plans was as follows:


                                        Number of        Weighted Average
                      Options            Shares           Exercise Price
        --------------------------------------------------------------------

               December 31, 1995            172,796              $5.64

                   Granted                   15,593               5.30


        --------------------------------------------------------------------
               December 31, 1996            188,388               5.61

                   Granted                   50,127               5.77

        --------------------------------------------------------------------
               December 31, 1997            238,515               5.64

                   Granted                   40,425               7.90
                   Granted                    8,250               8.98
                   Cancelled                (2,100)               6.23
                                       -------------        -----------
                                            285,090              $6.06
                                                            ===========

               Shares Exercisable           285,090
                                       =============

      Metro accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Metro's net income would have been reduced to $960,000 ($0.49 per share) in 1998, $734,000 ($0.38 per share) in 1997, and $608,000 ($0.36) in 1996. Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

      The Black Scholes Model was utilized to calculate the estimated fair value of options utilizing the information and assumptions that follows. Options outstanding at December 31, 1998, have a weighted average remaining life of 4.3 years. The weighted average fair value of the options granted was $3.58 per share in 1998 and $2.62 per share in 1997. The fair value of each option is estimated on the date of grant using a risk-free interest rate of 5.50 percent in 1998 and 6.25 percent in 1997; expected dividend yields of 1.94 percent and 0.77 percent in 1997; expected lives of 6.1 years in 1998 and 6.5 years in 1997; and expected volatility of 38.7 percent in 1998 and 36.8 percent in 1997.

10.   INCOME TAXES

      Metro and the Bank file a consolidated income tax return. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities and income tax rates expected to be in effect when the amounts related to such differences are realized or settled. The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                          1998       1997        1996
                                          ----       ----        ----

      Federal    - Current                $659         $572        $442
                 - Deferred              (120)        (139)        (54)
                                     ----------    ---------    --------
                                          $539         $433        $388
                                     ----------    ---------    --------

      State      - Current                $204         $132        $108
                 - Deferred               (21)         (25)         (8)
                                     ----------    ---------    --------
                                          $183         $107        $100
                                     ----------    ---------    --------

                                          $722         $540        $488
                                     ==========    =========    ========

      A reconciliation between Metro's effective tax rate and the U.S. federal statutory rate is as follows:

                                                    1998      1997      1996
                                                    ----      ----      ----

      U.S. Federal Statutory Rate                  35.0%     35.0%     35.0%
      State Income Taxes, Net of U.S. Federal
             Income Tax Benefit                     6.5       6.5       6.5
      Effect of Graduated Income Taxes             (1.0)     (1.0)     (1.0)
      Tax Exempt Interest                          (0.8)        -        -
      Other                                         1.0      (0.5)      3.4
                                                 --------  --------  --------
                                                   40.7%     40.0%     43.9%
                                                 ========  ========  ========

   The significant components of Metro's net deferred tax asset as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                            1997      1996
                                                         ---------- ---------

               Book over Tax Depreciation                      $82       $73
               Provision for Loan Losses                       444       321
               Accrual to Cash Adjustment                        -         -
               Net Unrealized (Gain)/Loss on Investment
                   Securities Available for Sale              (37)      (29)
               Other                                            65        54
                                                         ---------- ---------

                                                              $554      $419
                                                         ========== =========


      Metro did not record a valuation allowance against the deferred tax assets as management expects to fully realize all tax benefits in the future.


11.   COMMITMENTS AND CONTINGENCIES

      Metro has entered into non-cancelable operating leases for its main office and three branch offices. The main office lease will expire in 2005 while the expiration of the branch office leases range from 1999 through 2002. Each operating lease has options to extend into the future. Rental expense for all four offices in 1998 was $162,000. Future aggregate minimum annual rentals (not considering renewal options) are payable as follows:



           1999        2000       2001         2002        2003    Thereafter
        ----------  ----------  ----------  ----------  ---------  ----------
         $154,500    $150,500    $139,600    $120,000    $ 95,300    $113,900





      Metro is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit under lines of credit, real estate draw note arrangements and standby letters of credit. These instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statement of condition.


      Metro's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitment to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Metro uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Metro's financial instruments where contract amounts represent credit risk are as follows (dollars in thousands):


                                                        1998          1997
                                                        ----          ----
                 Standby Letters of Credit               $50           $339

                 Unused Commercial Lines of Credit &
                     Real Estate Draw Notes            13,807        11,785

                 Unused Home Equity & Personal
                     Lines of Credit                    2,253         2,382
                                                      -------       -------

                 Total Commitments                    $16,110       $14,506
                                                      ========      =======


      Commitments to extend credit under lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and typically require the payment of fees. The total commitment amounts do not necessarily represent future cash requirements. Commitments sometimes expire before being drawn upon while others may not be drawn upon to the full amount available. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required, if deemed necessary, by the Bank upon extension of credit is based upon management's credit evaluation of the borrower. The type of collateral typically involves a mortgage position in the underlying property collateralized by the loan, but may include accounts receivable, inventory, fixtures and equipment, general intangibles and the personal guarantee of the borrower.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support private borrowing arrangements. Substantially all guarantees expire in less than one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending credit under line of credit arrangements. The Bank may require cash, marketable securities, property and/or mortgage positions as collateral supporting these commitments in those instances in which collateral is deemed necessary.

      Metro's investment in off-balance sheet derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," is limited to fixed and variable interest rate loan commitments. Fixed rate loan commitments are generally extended for no longer than six months. Interest rates on the variable rate loan commitments are adjustable on either a daily or monthly basis.

12.   RELATED PARTY TRANSACTIONS

      Certain directors of Metro and companies with which they are affiliated, and certain principal officers of the Bank, are customers of, and have banking transactions with, the Bank in the ordinary course of business. All such loans and commitments for loans included in such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

      Loan transactions with directors and their affiliates and principal officers of Metro for 1998 were as follows (dollars in thousands):

      Balance at Beginning of Year                                $1,025
      Loans Made                                                     957
      Loan Repayments                                              (656)
                                                               ----------
      Balance at End of Year                                      $1,326
                                                               ==========

      Certain directors and the companies with which they are affiliated also provide services to Metro. Metro conducts business with these affiliated companies for advertising and public relations, legal services and leasing office space.

      Payments made to director-affiliated companies are as follows (dollars in thousands):


                                                  1998       1997      1996
                                                  ----       ----      ----

             Advertising & Public Relations          $178      $208     $213
             Lease Payments                             2        11
                                                                          11
             Legal Services                             6         7        3
                                                 ---------  --------  -------

                            Total                    $186      $226     $227
                                                 =========  ========  =======


      The Bank purchased student loans from a company of which certain executive officers serve as directors of Metro and the Bank. The loans are serviced by and guaranteed by the seller. Loan servicing fees paid to the seller were $37,000, $63,000 and $108,000 in 1998, 1997 and 1996, respectively. The loans are purchased on the same terms as those offered by the seller to other institutions. There were no purchases of student loans in 1998,1997 or 1996. In 1997 and 1996, the Bank sold $3.5 million, and $1.2 million, respectively, of student loans back to the seller.


13.   PARENT COMPANY FINANCIAL STATEMENTS

      The following are the condensed statements of the parent company.

      MetroBanCorp (Parent Company Only) Condensed Statement of Condition as of December 31, 1998 and 1997 (dollars in thousands):


         ASSETS:                                          1998        1997
                                                          ----        ----
             Cash and Cash Equivalents                       $142        $623
             Investment Securities Available for Sale
                - Market Value                              2,515       2,502
             Investment in MetroBank                        9,991       8,874
             Other                                            204         210
                                                       -----------  ----------

         Total Assets                                     $12,852     $12,209
                                                       ===========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY:
             Other Liabilities                                $13         $77
             Shareholders' Equity                          12,839      12,132
                                                       -----------  ----------

         Total Liabilities and Shareholders' Equity       $12,852     $12,209
                                                       ===========  ==========


      MetroBanCorp (Parent Company Only) Condensed Statement of Operations for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                                  1998        1997        1996
                                                                  ----        ----        ----
         Interest Income                                          $166        $181        $199

         Non-Interest Income


               Gain on Sale of Securities                            -           -          10

         Non-Interest Expenses                                    (281)       (213)       (189)
                                                             -----------  ---------   ---------
         Income/(Loss) Before Income Taxes and
               Equity in Undistributed Earnings of
               MetroBank                                          (115)        (32)         20
         Income Tax Expense                                         46           -          (8)
                                                             -----------  ---------   ---------
         Income/(Loss) Before Equity in Undistributed
               Earnings of MetroBank                               (69)        (32)         12
         Equity in Undistributed Earnings of
               MetroBank                                         1,120         841         612
                                                             -----------  ---------   ---------
         Net Income                                             $1,051        $809        $624
                                                             ===========  =========   =========




      MetroBanCorp (Parent Company Only) Condensed Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                                            1998          1997         1996
                                                                        ------------  ------------- ------------
        Cash Flows from Operating Activities:
              Net Income                                                     $1,051           $809         $624
                                                                        ------------  ------------- ------------

        Adjustments to Reconcile Net Income to
                Cash Provided by/(Used in) Operating
                       Activities:
              Equity in Undistributed Earning of MetroBank                  (1,120)          (841)        (612)
              Depreciation and Amortization                                       -             12           12
              Gain on Sale of Investment Securities                               -              -         (10)
              (Increase)/Decrease in Other Assets                                 6            336         (35)
              Increase/(Decrease) in Other Liabilities                         (64)             61          (8)
                                                                        ------------  ------------- ------------
                  Total Adjustments                                         (1,178)          (432)        (653)
                                                                        ------------  ------------- ------------
                  Net Cash Flows Provided by/(Used in) Operating
                       Activities                                             (127)            377         (29)
                                                                        ------------  ------------- ------------

        Cash Flows From Investing Activities:
              Proceeds from the Sale of Investment Securities                 2,000          2,669        3,010
              Proceeds from Maturity of Investment Securities                 2,000            400          332
              Purchases of Investment Securities                            (4,005)        (2,500)      (3,001)
                                                                        ------------  ---------------------------
                  Net Cash Flows Provided by/Used in Investing
                  Activities                                                    (5)            569          341
                                                                        ------------  ------------- ------------

        Cash Dividends Paid                                                   (349)          (336)        (336)
                                                                        ------------  ------------- ------------

        Net Increase/(Decrease) in Cash and Cash
        Equivalents                                                           (481)            610         (24)
        Cash and Cash Equivalents at Beginning of Year                          623             13           37
                                                                        ------------  ------------- ------------
        Cash and Cash Equivalents at End of Year                               $142           $623          $13
                                                                        ============  ============= ============

14.   RESTRICTION ON TRANSFERS FROM  METROBANK

      According to banking regulations, the Bank is restricted as to the amount of dividends that can be paid to Metro without prior regulatory approval. Indiana chartered banks are limited in the amount of dividends they may pay to undivided profits of the bank adjusted for statutorily defined bad debts.