Form 10QSB
period 1999-03-31
METROBANCORP
filed 1999-05-18
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                MARCH 31, 1999.


Commission file number:    0-23790
                         -----------

MetroBanCorp
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Indiana                                                        35-1712167
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                               Identification No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana         46290
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(317) 573-2400
-------------------------------------------------------------------------------
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,938,827 Shares of Common Stock
                                          ----------------------------------
Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                                  MetroBanCorp
                                  FORM 10-QSB
                                     Index




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Consolidated Statement of Condition
      March 31, 1999 and December 31, 1998                            3

      Consolidated Statement of Operations
      Three Months Ended March 31, 1999 and 1998                      4

      Consolidated Statement of Cash Flows
      Three Months Ended  March 31, 1999 and 1998                     5

      Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations           8


PART II.   OTHER INFORMATION

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                           12

EXHIBITS                                                             13

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Condition
(unaudited)
(dollars in thousands)

                                                                                                 03/31/99         12/31/98
                                                                                            ----------------   ---------------
Assets
   Cash and Due from Banks                                                                           $7,896            $7,719
   Federal Funds Sold                                                                                 4,000             2,325
                                                                                            ----------------   ---------------
              Total Cash and Cash Equivalents                                                        11,896            10,044
   Investment Securities HTM - at Cost                                                                3,605             3,605
   Investment Securities AFS - at Market                                                             34,906            37,726
                                                                                            ----------------   ---------------
              Total Investment Securities                                                            38,511            41,331
   Loans:
              Gross Loans                                                                            80,230            80,469
              Less: Allowance for Loan Losses                                                        (1,357)           (1,300)
                                                                                            ----------------   ---------------
                   Loans, Net                                                                        78,873            79,169
   Premises and Equipment, Net                                                                        1,503             1,536
   Accrued Interest Receivable                                                                          910               956
   Core Deposit Intangible, Net                                                                           6                41
   Deferred Tax Asset                                                                                   624               554
   Other Assets                                                                                         372               349
                                                                                            ----------------   ---------------
              Total Assets                                                                         $132,695          $133,980
                                                                                            ================   ===============
Liabilities
   Deposits:
              Non-Interest Bearing Demand                                                            25,227            29,534
              Interest Bearing:
                   Savings and NOW Accounts                                                          54,731            46,594
                   Time Deposits of $100,000 and over                                                11,046            11,728
                   Other Time Deposits                                                               27,274            31,972
                                                                                            ----------------   ---------------
                                Total Deposits                                                      118,278           119,828

   Accrued Interest Payable                                                                             436               449
   Other Liabilities                                                                                  1,057               864
                                                                                            ----------------   ---------------
                   Total Liabilities                                                                119,771           121,141
                                                                                            ----------------   ---------------
Commitments and Contingencies                                                                             -                 -
Shareholders' Equity
   Preferred Stock:             1,000,000 Shares Authorized; None Outstanding
   Common Stock:                3,000,000 Shares Authorized;                                              -                 -
                                1,938,827 Shares Issued and Outstanding in 1999
                                1,941,762 Shares Issued and Outstanding in 1998                      13,523            13,548
   Accumulated Earnings                                                                               (551)              (756)
   Net Unrealized Gain/(Loss) on Investment Securities AFS                                             (48)                47
                                                                                            ----------------   ---------------
              Total Shareholders' Equity                                                             12,924            12,839
                                                                                            ----------------   ---------------
   Total Liabilities and Shareholders' Equity                                                      $132,695          $133,980
                                                                                            ================   ===============

   See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statement of Operations
(unaudited)

(unaudited)
(dollars in thousands, except share data)
                                                                                 Three Months Ended
                                                                          ---------------------------------
                                                                             03/31/99          03/31/98
                                                                          ---------------   ---------------
Interest Income
                Interest and Fees on Loans                                        $1,892            $1,908
                Interest on Investment Securities                                    574               357
                Interest on Federal Funds Sold                                        12               115
                                                                          ---------------   ---------------
                                  Total Interest Income                            2,478             2,380

Interest Expense
                Interest on Deposits                                                 979             1,032
                Other Interest Expense                                                 8                 -
                                                                          ---------------   ---------------
                                  Total Interest Expense                             987             1,032
                                                                          ---------------   ---------------
                                  Net Interest Income                              1,491             1,348
                                                                          ---------------   ---------------
                Provision for Loan Losses                                             58                75
                                                                          ---------------   ---------------
                Net Interest Income after Provision for Loan Losses                1,433             1,273
                                                                          ---------------   ---------------
Non-Interest Income
                Service Charges on Deposit Accounts                                   95                79
                Loss on Sale of Investment Securities                                  -                (8)
                Other Service Charges, Commissions and Fees                          163               128
                                                                          ---------------   ---------------
                                  Total Non-Interest Income                          258               199

Non-Interest Expense
                Salaries and Employee Benefits                                       521               503
                Occupancy Expense                                                    104               104
                Equipment Expense                                                     84                87
                Advertising and Public Relations                                      57                65
                Legal, Professional and Audit Services                                45                54
                Data Processing                                                       87                80
                Student Loan Servicing Fees                                            8                11
                FDIC Insurance Assessment                                              8                 7
                Amortization of Core Deposit Intangible                               35                36
                Other                                                                226               221
                                                                          ---------------   ---------------
                                  Total Non-Interest Expense                       1,175             1,168

                                  Income before Income Taxes                         516               304

                                  Applicable Income Taxes                            203               121

                                                                          ---------------   ---------------
Net Income                                                                          $313              $183
                                                                          ===============   ===============

Net Income per Common Share                                                        $0.16             $0.09
Net Income per Common Share - Assuming Dilution                                    $0.15             $0.09
Weighted Average Shares Outstanding                                            1,939,968         1,941,726
Weighted Average Shares Outstanding - Assuming Dilution                        2,038,328         2,045,505

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                                 Three Months Ended
                                                                                      -----------------------------------------

                                                                                           03/31/99              03/31/98
                                                                                      --------------------   ------------------
Cash Flows from Operating Activities:

Net Income                                                                                           $313                 $183
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                         58                   75
     Depreciation and Amortization                                                                     75                  106
     Loss on Sale of Securities                                                                         -                    8
     Decrease in Accrued Interest  Receivable                                                          46                   57
     (Increase)/Decrease in Other Assets                                                              (60)                  49
     Increase/(Decrease) in Accrued Interest Payable                                                 (13)                   17
     Increase in Other Liabilities                                                                    193                   16
                                                                                      --------------------   ------------------
     Total Adjustments                                                                                299                  328
                                                                                      --------------------   ------------------

     Net Cash Flows Provided by Operating Activities                                                  612                  511
                                                                                      --------------------   ------------------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Investment Securities Held to Maturity                                 -                   19
     Proceeds from Maturities of Investment Securities Available for Sale                           3,625                    -
     Proceeds from Sales of Investment Securities Available for Sale                                  100                4,198
     Purchases of Investment Securities Available for Sale                                           (999)              (5,174)
     Proceeds from the Sale of Student Loans                                                           32                    -
     Proceeds from the Repayment of Student Loans                                                     164                   77
     Net Loans Made to Customers                                                                       43                 (605)
     Purchases of Premises and Equipment                                                              (42)                 (94)
                                                                                      --------------------   ------------------
Net Cash Flows Provided by/(Used in) Investing Activities                                           2,923               (1,579)
                                                                                      --------------------   ------------------

Cash Flows from Financing Activities:
     Net Increase in DDA, NOW and Savings Accounts                                                  3,830                5,883
     Net Increase/(Decrease) in Time Deposits                                                      (5,380)                 959
     Cash Dividends Paid                                                                             (108)                 (84)
     Purchases of Treasury Stock                                                                      (25)                   -
                                                                                      --------------------   ------------------
Net Cash Flows Provided by/(Used in) Financing Activities                                          (1,683)               6,758
                                                                                      --------------------   ------------------
Net Increase in Cash and Cash Equivalents                                                           1,852                5,690
Cash and Cash Equivalents at Beginning of Period                                                   10,044               17,095
                                                                                      --------------------   ------------------
Cash and Cash Equivalents at End of Period                                                        $11,896              $22,785
                                                                                      ====================   ==================

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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1998.

2.       Investments
         -----------

         The market value and amortized cost of investment securities of Metro as of March 31, 1999 are set forth below:

                                              Market Value     Amortized Cost
                                              ------------     --------------
                  Held to Maturity            $ 3,156,443        $ 3,604,138
                  Available for Sale           34,906,853         35,380,017
                                              -----------        -----------
                  Total Investments           $38,063,296        $38,984,155
                                              ===========        ===========

3.       Allowance for Loan and Lease Losses
         -----------------------------------

         As of March 31, 1999, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $360,580. Of this amount, $358,178 had no related specific allowance. The remaining $2,402 of impaired loans were fully reserved.

         Metro's policy for recognizing income on impaired loans is to accrue earnings until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. All payments received on a loan which is classified as impaired are utilized to reduce the outstanding principal balance.

4.       Comprehensive Income
         --------------------

         During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $218,000 and $177,000 for the three month period ended March 31, 1999 and 1998, respectively.

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

                                                                      For the Three Months Ended
                                           ---------------------------------------------------------------------------------
                                                          March 31, 1999                          March 31, 1998
                                           ----------------------------------------- ---------------------------------------
                                               Income         Shares     Per Share      Income        Shares     Per Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           ----------------------------------------- ---------------------------------------
         Income Available to Common
         Stockholders                          $313,000      1,939,968                 $183,000      1,941,726

         Net Income per Common Share                                        $0.16                                   $0.09
                                                                         ===========                             ===========

         Effects of Dilutive Options
         Stock Options                                -         98,360                        -        103,779
                                           ----------------------------                -----------------------

         Net Income per Common
         Share - Assuming Dilution             $313,000      2,038,328      $0.15      $183,000      2,045,505      $0.09
                                           ========================================= =======================================

         Per share data included in Metro's consolidated statement of operations for the three months ended March 31, 1999 and 1998 was based on the weighted average number of common shares outstanding.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of March 31, 1999 as compared to December 31, 1998, and the results of operations for the three month period ending March 31, 1999 and 1998.

FINANCIAL CONDITION

At March 31, 1999, Metro had total assets of $132.7 million, a decrease of $1.3 million or 1.0 percent from December 31, 1998. Consolidated earning assets totaled to $122.4 million, or 92.2 percent of total assets, at March 31, 1999. The principal components of earning assets were loans in the amount of $78.9 million or 64.5 percent of total earning assets, and investment securities of $38.5 million or 31.5 percent of total earning assets. Earning assets at December 31, 1998 were $124.1 million, or 92.6 percent of total assets.

LOANS
-----

Total gross loans outstanding decreased $239,000 or 0.3 percent from December 31, 1998 to March 31, 1999. At March 31, 1999, net loans amounted to 59.4 percent of total assets as compared to 59.1 percent at year end 1998. The Bank's loan to deposit ratio, which is one measure of liquidity, was 66.7 percent at March 31, 1999, as compared to 66.1 percent at year end 1998.

                                           Loan Portfolio at Period-End
                                              (dollars in thousands)

                                     March 31, 1999  December 31, 1998    % Change
                                     --------------  -----------------  -------------
                                                           <C >
Commercial                                $51,378          $50,556             1.63%
Real Estate - Construction                  1,697            2,399           (29.26)%
Mortgage                                      495              776           (36.21)%
Installment                                22,452           22,333             0.53%
Student Loans                               4,208            4,405            (4.47)%
                                      ------------     ------------     -------------
                       Total Loans        $80,230          $80,469            (0.30)%
Less:
Allowance for Loan Losses                  (1,357)          (1,300)            4.38%
                                      ------------     ------------     -------------

                         Net Loans        $78,873          $79,169            (0.37)%
                                      ============     ============     =============

Delinquent loans at March 31, 1999 were $774,308, representing 0.97 percent of total loans. At December 31, 1998, delinquent loans amounted to $1.3 million or
1.6 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by a third party. Non-accruing loans at March 31, 1999 amounted to $361,000 as compared to $369,000 at December 31, 1998. There were no recoveries on charged-off loans for the three month period ending March 31, 1999.

At March 31, 1999 and December 31, 1998, the Bank had an allowance for loan losses of $1,357,000 and $1,300,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.70 percent and 1.62 percent for March 31, 1999 and December 31, 1998, respectively. The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of the Bank's loan loss reserve account.


                           Allowance for Loan Losses
                   Three Months ended March 31, 1999 and 1998
                             (dollars in thousands)

                                                        1999            1998
                                                        ----            ----

Allowance for Loan Losses, January 1                  $1,300            $998
Loans Charged-Off:
     Commercial                                            -               -
     Real Estate                                           -               -
     Mortgage                                              -               -
     Installment                                          (1)            (10)
     Student Loans                                         -               -
                                                -------------    ------------
Total Charged-Off Loans                                   (1)            (10)
                                                -------------    ------------

Recoveries on Charged-Off Loans:
     Commercial                                            -              10
     Real Estate                                           -               -
     Mortgage                                              -               -
     Installment                                           -               8
     Student Loans                                         -               -
                                                -------------    ------------
Total Recoveries                                           -              18
                                                -------------    ------------
Net Charged-Off Loans                                     (1)              8
                                                -------------    ------------
Provision for Loan Losses                                 58              75
                                                -------------    ------------
Allowance for Loan Losses, March 31                   $1,357          $1,081
                                                =============    ============

Average Loans Outstanding                            $79,766         $78,249
                                                =============    ============

Net Charged-Off loans to Average Loans                 .000%           .006%
                                                =============    ============

INVESTMENT SECURITIES
---------------------

Total investments at March 31, 1999 were $38.5 million, decreasing by $2.8 million or 6.8 percent from the amount at December 31, 1998. This decrease was due primarily to principal paydowns and maturities within the investment securities available for sale category.

DEPOSITS
--------

Total deposits at March 31, 1999 amounted to $118.3 million in comparison to $119.8 million at December 31, 1998, representing a decrease of $1.5 million. Since December 31, 1998, non-interest bearing demand deposits decreased by $4.3 million or 14.6 percent, while interest bearing deposits increased by $2.8 million or 3.1 percent.

OTHER LIABILITIES
-----------------

Other liabilities increased to $1,054,000 from $864,000 from December 31, 1998. Total liabilities decreased by $1.4 million or 1.1 percent to $119.8 million since December 31, 1998.

CAPITAL
-------

Metro's total capital increased by a net amount of $88,000 or 0.69 percent during the first three months of 1999. Metro's earnings in the first three months of 1999 amounted to $313,000. The net unrealized loss on investment securities available for sale amounted to $48,000 at March 31, 1999, decreasing by $95,000 since December 31, 1998. Capital decreased by $108,000 in 1999 following the payment of a $.055 quarterly cash dividend per common stock outstanding in March, 1999. Capital also decreased by $25,000 as a result of common stock reacquisitions by Metro during the first quarter of 1999.

During the first quarter of 1999, the Board of Directors of Metro declared a ten percent stock dividend issuable February 8, 1999 to shareholders of record as of January 19, 1999. Fractional share interests resulting from the stock dividend were paid in cash. All share and per share data presented here in have been restated for the effects of the stock dividend.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of March 31, 1999, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and the Bank as of March 31, 1999 (dollars in thousands):

                                                   To Be Well Capitalized
                                                   Under Prompt Corrective
                                    Actual            Action Provisions
                             --------------------  -----------------------

                               Amount     Ratio      Amount      Ratio
                             ---------- ---------  ----------  ---------

Total Capital
(to Risk Weighted Assets)
    Consolidated               $13,400    15.44%   >  $8,677   >  10.00%
    Bank                       $10,236    11.88%   >  $8,619   >  10.00%

Tier 1 Capital
(to Risk Weighted Assets)
    Consolidated               $12,873    14.84%   >  $5,206   >   6.00%
    Bank                       $10,166    11.80%   >  $5,171   >   6.00%

Tier 1 Capital
(to Average Assets)
    Consolidated               $12,873     9.93%   >  $6,480   >   5.00%
    Bank                       $10,166     8.00%   >  $6,351   >   5.00%


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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $1.4 million for the three months ended March 31, 1999, compared to $1.3 million for the comparable period of 1998, an increase of 12.5 percent. The Bank's provision for loan loss expense was $58,000 for the three months ended March 31, 1999, compared to $75,000 for the same period in 1998. The provision made in 1999 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $1.2 million for the three month period ending March 31, 1999, an amount similar to total non-interest expense for the same period in 1998.

NET INCOME
----------

Metro recognized net income of $313,000 for the three month period ending March 31, 1999, compared to $183,000 for the same period one year earlier.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information
-------  -----------------

On February 26, 1999, the Board of Directors of MetroBanCorp approved and adopted the MetroBanCorp Equity Ownership Plan, effective as of January 1, 1999 ("Equity Plan"). The Equity Plan provides for the grant, to full time employees of MetroBank, of common stock of MetrBanCorp based upon the employees' service with MetroBank. In general, for each full month of employment, an employee receives a grant of one (1) share of MetroBanCorp common stock. In addition, eligible employees will receive a one-time grant of one (1) share of stock for each year of service for MetroBank from 1987 through 1998. Each employee who receives stock under the Equity Plan receive a cash payment, as additional compensation, to defray the cost of paying income and employment taxes on the value of the stock received.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a) Exhibits:

     Exhibit 27            Financial Data Schedule
     Exhibit 10            MetroBanCorp Employee Equity Ownership Plan

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                METROBANCORP
                                                (Registrant)

May 14, 1999                                    By: /S/  Ike G. Batalis
                                                   ---------------------------
                                                   Ike G. Batalis
                                                   Chairman and
                                                   President (Principal
                                                   Executive Officer)

May 14, 1999                                    By: /S/  Charles V. Turean
                                                   ---------------------------
                                                   Charles V. Turean
                                                   Executive Vice President
                                                   (Principal Financial and
                                                   Accounting Officer)