Form 10QSB
period 1999-06-30
METROBANCORP
filed 1999-08-12
CIK 818999

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              JUNE 30, 1999.


COMMISSION FILE NUMBER:    0-23790
                         -----------
METROBANCORP
------------
(Exact name of small business issuer as specified in its charter)

INDIANA                                                   35-1712167
-------                                                   ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

10333 N. MERIDIAN STREET, SUITE 111, INDIANAPOLIS, INDIANA          46290
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(317) 573-2400
--------------
(Issuer's telephone number)

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

Yes         No   X
    -----      -----

                                  METROBANCORP
                                  FORM 10-QSB
                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statement of Condition
      June 30, 1999 and December 31, 1998                               3

      Consolidated Statement of Operations
      Three Months Ended June 30, 1999 and 1998                         4

      Consolidated Statement of Operations
      Six Months Ended June 30, 1999 and 1998                           5

      Consolidated Statement of Cash Flows
      Six Months Ended  June 30, 1999 and 1998                          6

      Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of
           Security Holders                                            13

Item 6.    Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                             15

EXHIBITS                                                               16

METROBANCORP
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CONDITION
(unaudited)
(dollars in thousands)

                                                                                                06/30/99           12/31/98
                                                                                            ----------------   ---------------
Assets
   Cash and Due from Banks                                                                           $8,790            $7,719
   Federal Funds Sold                                                                                 4,025             2,325
                                                                                            ----------------   ---------------
              Total Cash and Cash Equivalents                                                        12,815            10,044
   Investment Securities HTM - at Cost                                                                3,608             3,605
   Investment Securities AFS - at Market                                                             34,689            37,726
                                                                                            ----------------   ---------------
              Total Investment Securities                                                            38,297            41,331
   Loans:
              Gross Loans                                                                            82,340            80,469
              Less: Allowance for Loan Losses                                                       (1,413)           (1,300)
                                                                                            ----------------   ---------------
                   Loans, Net                                                                        80,927            79,169
   Premises and Equipment, Net                                                                        1,448             1,536
   Accrued Interest Receivable                                                                          902               956
   Core Deposit Intangible, Net                                                                           -                41
   Deferred Tax Asset                                                                                   671               554
   Other Assets                                                                                         517               349
                                                                                            ----------------   ---------------
              Total Assets                                                                         $135,577          $133,980
                                                                                            ================   ===============
Liabilities
   Deposits:
              Non-Interest Bearing Demand                                                            26,673            29,534
              Interest Bearing:
                   Savings and NOW Accounts                                                          56,420            46,594
                   Time Deposits of $100,000 and over                                                10,544            11,728
                   Other Time Deposits                                                               27,117            31,972
                                                                                            ----------------   ---------------
                                Total Deposits                                                      120,754           119,828

   Accrued Interest Payable                                                                             423               449
   Other Liabilities                                                                                  1,435               864
                                                                                            ----------------   ---------------
                   Total Liabilities                                                                122,612           121,141
                                                                                            ----------------   ---------------

Commitments and Contingencies                                                                             -                 -


Shareholders' Equity
   Preferred Stock:             1,000,000 Shares Authorized; None Outstanding                             -                 -
   Common Stock:                3,000,000 Shares Authorized;
                                1,938,827 Shares Issued and Outstanding in 1999
                                1,941,726 Shares Issued and Outstanding in 1998                      13,523            13,548

   Accumulated Earnings                                                                               (298)             (756)

   Net Unrealized Gain/(Loss) on Investment Securities AFS                                            (260)                47
                                                                                            ----------------   ---------------
              Total Shareholders' Equity                                                             12,965            12,839
                                                                                            ----------------   ---------------
   Total Liabilities and Shareholders' Equity                                                      $135,577          $133,980
                                                                                            ================   ===============

   See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                                                    Three Months Ended
                                                                                             ---------------------------------
                                                                                                 06/30/99          06/30/98
                                                                                             ---------------   ---------------
Interest Income
                Interest and Fees on Loans                                                           $1,931            $1,944
                Interest on Investment Securities                                                       539               390
                Interest on Federal Funds Sold                                                           30               114
                                                                                             ---------------   ---------------
                                  Total Interest Income                                               2,500             2,448

Interest Expense
                Interest on Deposits                                                                    978             1,054
                Other Interest Expense                                                                    6                 -
                                                                                             ---------------   ---------------
                                  Total Interest Expense                                                984             1,054
                                                                                             ---------------   ---------------
                                  Net Interest Income                                                 1,516             1,394
                                                                                             ---------------   ---------------
                Provision for Loan Losses                                                                58                75
                                                                                             ---------------   ---------------
                Net Interest Income after Provision for Loan Losses                                   1,458             1,319
                                                                                             ---------------   ---------------

Non-Interest Income
                Service Charges on Deposit Accounts                                                     103                88
                Other Service Charges, Commissions and Fees                                             178               157
                                                                                             ---------------   ---------------
                                  Total Non-Interest Income                                             281               245


Non-Interest Expense
                Salaries and Employee Benefits                                                          551               505
                Occupancy Expense                                                                       106               103
                Equipment Expense                                                                        85                84
                Advertising and Public Relations                                                         68                59
                Legal, Professional and Audit Services                                                   42                44
                Data Processing                                                                          81                85
                Amortization of Core Deposit Intangible                                                   6                35
                Other                                                                                   218               239
                                                                                             ---------------   ---------------
                                  Total Non-Interest Expense                                          1,157             1,154

                                  Income before Income Taxes                                            582               410

                                  Applicable Income Taxes                                               222               166
                                                                                             ===============   ===============
Net Income                                                                                             $360              $244
                                                                                             ===============   ===============

Net Income per Common Share                                                                           $0.19             $0.13
Net Income per Common Share - Assuming Dilution                                                       $0.18             $0.12
Weighted Average Shares Outstanding                                                               1,938,827         1,941,726
Weighted Average Shares Outstanding - Assuming Dilution                                           1,983,462         2,044,777

See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)

                                                                                                      Six Months Ended
                                                                                             ---------------------------------
                                                                                                 06/30/99          06/30/98
                                                                                             ---------------   ---------------
Interest Income
                Interest and Fees on Loans                                                           $3,823            $3,852
                Interest on Investment Securities                                                     1,113               747
                Interest on Federal Funds Sold                                                           42               229
                                                                                             ---------------   ---------------
                                  Total Interest Income                                               4,978             4,828

Interest Expense
                Interest on Deposits                                                                  1,958             2,086
                Other Interest Expense                                                                   14                 -
                                                                                             ---------------   ---------------
                                  Total Interest Expense                                              1,972             2,086
                                                                                             ---------------   ---------------
                                  Net Interest Income                                                 3,006             2,742
                                                                                             ---------------   ---------------
                Provision for Loan Losses                                                               116               149
                                                                                             ---------------   ---------------
                Net Interest Income after Provision for Loan Losses                                   2,890             2,593
                                                                                             ---------------   ---------------

Non-Interest Income
                Service Charges on Deposit Accounts                                                     199               167
                Loss on Sale of Investment Securities                                                     -               (8)
                Other Service Charges, Commissions and Fees                                             341               284
                                                                                             ---------------   ---------------
                                  Total Non-Interest Income                                             540               443

Non-Interest Expense
                Salaries and Employee Benefits                                                        1,072             1,008
                Occupancy Expense                                                                       210               207
                Equipment Expense                                                                       169               172
                Advertising and Public Relations                                                        126               124
                Legal, Professional and Audit Services                                                   87                99
                Data Processing                                                                         167               165
                Amortization of Core Deposit Intangible                                                  41                70
                Other                                                                                   460               452
                                                                                             ---------------   ---------------
                                  Total Non-Interest Expense                                          2,332             2,322

                                  Income before Income Taxes                                          1,098               714

                                  Applicable Income Taxes                                               425               287

                                                                                             ---------------   ---------------
Net Income                                                                                             $673              $427
                                                                                             ===============   ===============

Net Income per Common Share                                                                           $0.35             $0.22
Net Income per Common Share - Assuming Dilution                                                       $0.33             $0.21
Weighted Average Shares Outstanding                                                               1,939,379         1,941,726
Weighted Average Shares Outstanding - Assuming Dilution                                           2,012,521         2,045,142

See "Notes to Consolidated Financial Statements"

METROBANCORP
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                                                  Six Months Ended
                                                                                      -----------------------------------------
                                                                                            06/30/99              06/30/98
                                                                                      --------------------   ------------------
Cash Flows from Operating Activities:

Net Income                                                                                           $673                 $427
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                        116                  149
     Depreciation and Amortization                                                                    195                  211
     Loss on Sale of Securities                                                                         -                    8
     (Increase)/Decrease in Accrued Interest  Receivable                                               54                 (40)
     (Increase)/Decrease in Other Assets                                                            (251)                   79
     Increase/(Decrease) in Accrued Interest Payable                                                 (26)                   46
     Increase/(Decrease) in Other Liabilities                                                         571                  (6)
                                                                                      --------------------   ------------------
     Total Adjustments                                                                                659                  447
                                                                                      --------------------   ------------------

     Net Cash Flows Provided by Operating Activities                                                1,332                  874
                                                                                      --------------------   ------------------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Investment Securities Held to Maturity                                 -                1,020
     Proceeds from Maturities of Investment Securities Available for Sale                           6,682                2,546
     Proceeds from Sales of Investment Securities Available for Sale                                1,100                3,500
     Purchases of Investment Securities Available for Sale                                        (5,091)             (11,875)
     Purchases of Investment Securities Held to Maturity                                                -                (921)
     Proceeds from the Sale of Student Loans                                                           32                    -
     Proceeds from the Repayment of Student Loans                                                     314                  280
     Net Loans Made to Customers                                                                  (2,218)              (1,547)
     Purchases of Premises and Equipment                                                             (66)                (251)
                                                                                      --------------------   ------------------
Net Cash Flows Provided by/(Used in) Investing Activities                                             753              (7,248)
                                                                                      --------------------   ------------------

Cash Flows from Financing Activities:
     Net Increase in DDA, NOW and Savings Accounts                                                  6,965                4,770
     Net Increase/(Decrease) in Time Deposits                                                     (6,039)                2,656
     Cash Dividends Paid                                                                            (215)                (172)
     Repurchases of Common Stock                                                                     (25)                    -
                                                                                      --------------------   ------------------
Net Cash Flows Provided by/(Used in) Financing Activities                                             686                7,254
                                                                                      --------------------   ------------------
Net Increase in Cash and Cash Equivalents                                                           2,771                  880
Cash and Cash Equivalents at Beginning of Period                                                   10,044               17,095
                                                                                      --------------------   ------------------
Cash and Cash Equivalents at End of Period                                                        $12,815              $17,975
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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three months ended June 30, 1999 and 1998.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1998.

2.       Investments
         -----------

         The market value and amortized cost of investment securities of Metro as of June 30, 1999 are set forth below:

                                           Market Value       Amortized Cost
                                           ------------       --------------
                  Held to Maturity          $ 3,527,531         $ 3,607,754
                  Available for Sale         34,689,209          35,139,630
                                           ------------        ------------
                  Total Investments         $38,216,740         $38,747,384
                                           ============        ============

3.       Allowance for Loan and Lease Losses
         -----------------------------------

         As of June 30, 1999, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $368,660. Of this amount, $366,412 had no related specific allowance. The remaining $2,248 of impaired loans were fully reserved.

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

4.       Comprehensive Income
         --------------------

         During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $148,000 and $245,000 for the three month period ended June 30, 1999 and 1998, respectively. Total comprehensive income was $366,000 and $422,000 for the six month period ended June 30, 1999 and 1998, respectively.

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

                                                                      For the Three Months Ended
                                           ---------------------------------------------------------------------------------
                                                          June 30, 1999                           June 30, 1998
                                           ----------------------------------------- ---------------------------------------
                                               Income         Shares     Per Share      Income        Shares     Per Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           ----------------------------------------- ---------------------------------------
         Income Available to Common
         Stockholders                            $360,000      1,938,827                 $244,000      1,941,726

         Net Income per Common Share                                          $0.19                                   $0.13
                                                                         ===========                             ===========

         Effects of Dilutive Options
         Stock Options                                  -         44,635                        -        103,051
                                           ------------------------------            ----------------------------

         Net Income per Common
         Share - Assuming Dilution               $360,000      1,983,462      $0.18      $244,000      2,044,777      $0.12
                                           ========================================= =======================================

                                                                       For the Six Months Ended
                                           ---------------------------------------------------------------------------------
                                                          June 30, 1999                           June 30, 1998
                                           ----------------------------------------- ---------------------------------------
                                               Income         Shares     Per Share      Income        Shares     Per Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           ----------------------------------------- ---------------------------------------
         Income Available to Common
         Stockholders                            $673,000      1,939,379                 $427,000      1,941,726

         Net Income per Common Share                                          $0.35                                   $0.22
                                                                         ===========                             ===========

         Effects of Dilutive Options
         Stock Options                                  -         73,142                        -        103,416
                                           ------------------------------            ----------------------------

         Net Income per Common
         Share - Assuming Dilution               $673,000      2,012,521      $0.33      $427,000      2,045,142      $0.21
                                           ========================================= =======================================

         Per share data included in Metro's consolidated statement of operations for the three and six month periods ended June 30, 1999 and 1998 was based on the weighted average number of common shares outstanding.



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of June 30, 1999 as compared to December 31, 1998, and the results of operations for the three and six month period ending June 30, 1999 and 1998.

FINANCIAL CONDITION

At June 30, 1999, Metro had total assets of $135.6 million, an increase of $1.6 million or 1.2 percent from December 31, 1998. Consolidated earning assets totaled to $124.3 million, or 91.7 percent of total assets, at June 30, 1999. The principal components of earning assets were loans in the amount of $82.3 million or 65.9 percent of total earning assets, and investment securities of $38.3 million or 30.9 percent of total earning assets. Earning assets at December 31, 1998 were $124.1 million, or 92.6 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $1,871,000 or 2.3 percent from December 31, 1998 to June 30, 1999. At June 30, 1999, net loans amounted to 59.7 percent of total assets as compared to 59.1 percent at year end 1998. The Bank's loan to deposit ratio, which is one measure of liquidity, was 66.8 percent at June 30, 1999, as compared to 66.1 percent at year end 1998.

                                           LOAN PORTFOLIO AT PERIOD-END
                                              (dollars in thousands)

                                        June 30, 1999       December 31, 1998      % Change
                                    --------------------- -------------------  ----------------
Commercial                                       $53,579             $50,556             5.98%
Real Estate - Construction                         1,574               2,399          (34.39)%
Mortgage                                             580                 776          (25.26)%
Installment                                       22,549              22,333             0.97%
Student Loans                                      4,058               4,405           (7.88)%
                                    --------------------- -------------------  ----------------
                       Total Loans               $82,340             $80,469             2.32%
Less:
Allowance for Loan Losses                        (1,413)             (1,300)             8.69%
                                    --------------------- -------------------  ----------------

                         Net Loans               $80,927             $79,169             2.22%
                                    ===================== ===================  ================

Delinquent loans at June 30, 1999 were $1,147,000, representing 1.39 percent of total loans. At December 31, 1998, delinquent loans amounted to $1.3 million or
1.6 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by a third party. Non-accruing loans at June 30, 1999 amounted to $369,000 as compared to $369,000 at December 31, 1998. There were no recoveries on charged-off loans for the three month period ending June 30, 1999.

At June 30, 1999 and December 31, 1998, the Bank had an allowance for loan losses of $1,413,000 and $1,300,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.72 percent and 1.62 percent for June 30, 1999 and December 31, 1998, respectively. The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of the Bank's loan loss reserve account.

                           ALLOWANCE FOR LOAN LOSSES
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)

                                                                      1999             1998
                                                                      ----             ----
Allowance for Loan Losses, January 1                                $1,300             $998
Loans Charged-Off:
     Commercial                                                          -                -
     Real Estate                                                         -                -
     Mortgage                                                            -                -
     Installment                                                       (8)             (17)
     Student Loans                                                       -                -
                                                             --------------    -------------
Total Charged-Off Loans                                                (8)             (17)
                                                             --------------    -------------

Recoveries on Charged-Off Loans:
     Commercial                                                          3                -
     Real Estate                                                         -                -
     Mortgage                                                            -                -
     Installment                                                         2               19
     Student Loans                                                       -                -
                                                             --------------    -------------
Total Recoveries                                                         5               19
                                                             --------------    -------------
Net Charged-Off Loans                                                  (3)                2
                                                             --------------    -------------
Provision for Loan Losses                                              116              149
                                                             --------------    -------------
Allowance for Loan Losses, June 30                                  $1,413           $1,149
                                                             ==============    =============

Average Loans Outstanding                                          $79,222          $77,136
                                                             ==============    =============

Net Charged-Off loans to Average Loans                               .004%            .003%
                                                             ==============    =============

INVESTMENT SECURITIES
---------------------

Total investments at June 30, 1999 were $38.3 million, decreasing by $3.0 million or 7.3 percent from the amount at December 31, 1998. This decrease was due primarily to principal paydowns and maturities within the investment securities available for sale category.

DEPOSITS
--------

Total deposits at June 30, 1999 amounted to $120.8 million in comparison to $119.8 million at December 31, 1998, representing an increase of $926,000. Since December 31, 1998, non-interest bearing demand deposits decreased by $2.9 million or 9.7 percent, while interest bearing deposits increased by $3.8 million or 4.2 percent.

OTHER LIABILITIES
-----------------

Other liabilities increased to $1,435,000 from $864,000 from December 31, 1998. Total liabilities increased by $1.5 million or 1.2 percent to $122.6 million since December 31, 1998.

CAPITAL
-------

Metro's total capital increased by a net amount of $126,000 or 0.98 percent during the first six months of 1999. Metro's earnings in the first six months of 1999 amounted to $673,000. The net unrealized loss on investment securities available for sale amounted to $(260,000) at June 30, 1999, decreasing by $307,000 since December 31, 1998. Capital decreased by $215,000 in 1999 following the payment of a $.055 quarterly cash dividend per common stock outstanding in the months of March and June, 1999. Capital also decreased by $25,000 as a result of repurchases of common stock by Metro during the first quarter of 1999.

During the first quarter of 1999, the Board of Directors of Metro declared a ten percent stock dividend issuable February 8, 1999 to shareholders of record as of January 19, 1999. Fractional share interests resulting from the stock dividend were paid in cash. All share and per share data presented here in have been restated for the effects of the stock dividend.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of June 30, 1999, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and the Bank as of June 30, 1999 (dollars in thousands):

                                                                    To Be Well Capitalized
                                                                   Under Prompt Corrective
                                        Actual                        Action Provisions
                              ----------------------------    ---------------------------------

                                 Amount          Ratio           Amount              Ratio
                              -------------   ------------    -------------      --------------
Total Capital
(to Risk Weighted Assets)
    Consolidated                   $14,362         16.19%      >    $8,869        >     10.00%
    Bank                           $11,747         13.35%      >    $8,800        >     10.00%

Tier 1 Capital
(to Risk Weighted Assets)
    Consolidated                   $13,226         14.91%      >    $5,321        >      6.00%
    Bank                           $10,643         12.09%      >    $5,280        >      6.00%

Tier 1 Capital
(to Average Assets)
    Consolidated                   $13,226         10.10%      >    $6,548        >      5.00%
    Bank                           $10,643          8.28%      >    $6,426        >      5.00%

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $2.9 million for the six months ended June 30, 1999, compared to $2.6 million for the comparable period of 1998, an increase of 11.5 percent. The Bank's provision for loan loss expense was $115,000 for the six months ended June 30, 1999, compared to $149,000 for the same period in 1998. The provision made in 1999 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $2.3 million for the six month period ending June 30, 1999, an amount similar to total non-interest expense for the same period in 1998.


NET INCOME
----------

Metro recognized net income of $673,000 for the six month period ending June 30, 1999, compared to $427,000 for the same period one year earlier.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
(a)      Metro held its annual meeting of shareholders on May 20, 1999.

(c)(i) At the annual meeting, Metro's shareholders elected ten directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                                           Number of Votes
                                            ------------------------------------------

                  Director's Name               For         Withheld      Abstaining
                --------------------------  ------------  ------------  --------------
                Chris G. Batalis              1,742,130         2,963          25,193
                Ike G. Batalis                1,743,862         1,231          25,193
                Terry L. Eaton                1,744,862           231          25,193
                Evans M. Harrell              1,740,820         4,273          25,193
                Robert L. Lauth, Jr.          1,744,574           519          25,193
                James C. Lintzenich           1,744,285           808          25,193
                Edward G. McMahon             1,741,397         3,696          25,193
                R. D. "Rusty" Richardson      1,744,574           519          25,193
                Edward R. Schmidt             1,744,285           808          25,193
                Donald F. Walter              1,744,285           808          25,193

                --------------------------  ------------  ------------  --------------

(ii) At the annual meeting, Metro's shareholders also ratified the appointment of Arthur Andersen, LLP, Indianapolis, Indiana, as independent public accountants for Metro for the fiscal year ending December 31, 1999, upon the following vote:

             For: 1,743,014    Against: 21,880    Abstaining: 5,392
                  ---------             ------                -----

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits:

     Exhibit 10            Material Contracts

     Exhibit 27            Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROBANCORP
                                       (Registrant)

August 13, 1999                        By: /S/  Ike G. Batalis
                                          ---------------------------------
                                           Ike G. Batalis
                                           Chairman and
                                           President (Principal
                                           Executive Officer)



August 13, 1999                         By: /S/  Charles V. Turean
                                           -----------------------------
                                            Charles V. Turean
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)