Form 10QSB
period 1999-09-30
METROBANCORP
filed 1999-11-15
CIK 818999

U.S. Securities and Exchange Commission
                             Washington D.C. 20549
                                  Form 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   [X]   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1999.


Commission file number:    0-23790
                        ------------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

Indiana                                               35-1712167
-----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana       46290
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,939,209 Shares of Common Stock
                                           --------------------------------

Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

                                  MetroBanCorp
                                  FORM 10-QSB
                                     Index




PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

       Consolidated Statement of Condition
       September 30, 1999 and December 31, 1998                          3

       Consolidated Statement of Operations
       Three Months Ended September 30, 1999 and 1998                    4

       Consolidated Statement of Operations
       Nine months Ended September 30, 1999 and 1998                     5

       Consolidated Statement of Cash Flows
       Nine months Ended September 30, 1999 and 1998                     6

       Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9


PART II. OTHER INFORMATION

Item 5.    Other Information                                            13

Item 6.    Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                              14

EXHIBITS

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Condition
(unaudited)
(dollars in thousands)

                                                                        09/30/99     12/31/98
                                                                       ---------    ---------
Assets
   Cash and Due from Banks                                             $  10,181    $   7,719
   Federal Funds Sold                                                      1,200        2,325
                                                                       ---------    ---------
                Total Cash and Cash Equivalents                           11,381       10,044
   Investment Securities HTM - at Cost                                     3,607        3,605
   Investment Securities AFS - at Market                                  36,897       37,726
                                                                       ---------    ---------
                Total Investment Securities                               40,504       41,331
   Loans:
                Gross Loans                                               86,763       80,469
                Less: Allowance for Loan Losses                           (1,457)      (1,300)
                                                                       ---------    ---------
                      Loans, Net                                          85,306       79,169
   Premises and Equipment, Net                                             1,424        1,536
   Accrued Interest Receivable                                               967          956
   Core Deposit Intangible, Net                                             --             41
   Deferred Tax Asset                                                        823          554
   Other Assets                                                              416          349
                                                                       ---------    ---------
                Total Assets                                           $ 140,821    $ 133,980
                                                                       =========    =========
Liabilities
   Deposits:
                Non-Interest Bearing Demand                            $  27,166    $  29,534
                Interest Bearing:
                      Savings and NOW Accounts                            62,145       46,594
                      Time Deposits of $100,000 and over                  10,356       11,728
                      Other Time Deposits                                 26,216       31,972
                                                                       ---------    ---------
                                     Total Deposits                      125,883      119,828

   Accrued Interest Payable                                                  408          449
   Other Liabilities                                                       1,338          864
                                                                       ---------    ---------
                      Total Liabilities                                  127,629      121,141
                                                                       ---------    ---------

Commitments and Contingencies                                               --             --
Shareholders' Equity
   Preferred Stock: 1,000,000 Shares Authorized; None Outstanding           --             --
                    3,000,000 Shares Authorized;
   Common Stock:
                    1,939,209 Shares Issued and Outstanding in 1999
                    1,941,726 Shares Issued and Outstanding in 1998       13,526       13,548
   Accumulated Earnings                                                      (15)        (756)
   Net Unrealized Gain/(Loss) on Investment Securities AFS                  (319)
                                                                                           47
                                                                       ---------    ---------
                Total Shareholders' Equity                                13,192       12,839
                                                                       ---------    ---------
   Total Liabilities and Shareholders' Equity                          $ 140,821    $ 133,980
                                                                       =========    =========

   See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                                           Three Months Ended
                                                                         -----------------------
                                                                           09/30/99     09/30/98
                                                                         ----------   ----------
Interest Income
                   Interest and Fees on Loans                            $    2,022   $    1,987
                   Interest on Investment Securities                            575          473
                   Interest on Federal Funds Sold                                23           98
                                                                         ----------   ----------
                                        Total Interest Income                 2,620        2,558

Interest Expense
                   Interest on Deposits                                       1,013        1,118
                   Other Interest Expense                                        12           --
                                                                         ----------   ----------
                                        Total Interest Expense                1,025        1,118
                                                                         ----------   ----------
                                        Net Interest Income                   1,595        1,440
                                                                         ----------   ----------
                   Provision for Loan Losses                                     58           75
                                                                         ----------   ----------
                   Net Interest Income after Provision for Loan Losses        1,537        1,365
                                                                         ----------   ----------

Non-Interest Income
                   Service Charges on Deposit Accounts                          100           95
                   Other Service Charges, Commissions and Fees                  172          155
                                                                         ----------   ----------
                                        Total Non-Interest Income               272          250

Non-Interest Expense
                   Salaries and Employee Benefits                               567          488
                   Occupancy Expense                                            110          100
                   Equipment Expense                                             88           81
                   Advertising and Public Relations                              63           60
                   Legal, Professional and Audit Services                        36           47
                   Data Processing                                               83           76
                   Amortization of Core Deposit Intangible                       --           35
                   Other                                                        221          217
                                                                         ----------   ----------
                                        Total Non-Interest Expense            1,168        1,104

                                        Income before Income Taxes              641          511

                                        Applicable Income Taxes                 252          200

                                                                         ----------   ----------
Net Income                                                               $      389   $      310
                                                                         ==========   ==========

Net Income per Common Share                                              $     0.20   $     0.16
Net Income per Common Share - Assuming Dilution                          $     0.19   $     0.15
Weighted Average Shares Outstanding                                       1,939,209    1,941,726
Weighted Average Shares Outstanding - Assuming Dilution                   2,002,794    2,022,046

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statement of Operations
(unaudited)
(dollars in thousands, except share data)

                                                                             Nine months Ended
                                                                         -------------------------
                                                                           09/30/99      09/30/98
                                                                         -----------   -----------
Interest Income
                   Interest and Fees on Loans                            $     5,846   $     5,839
                   Interest on Investment Securities                           1,689         1,220
                   Interest on Federal Funds Sold                                 64           327
                                                                         -----------   -----------
                                        Total Interest Income                  7,599         7,386

Interest Expense
                   Interest on Deposits                                        2,971         3,204
                   Other Interest Expense                                         26            --
                                                                         -----------   -----------
                                        Total Interest Expense                 2,997         3,204
                                                                         -----------   -----------
                                        Net Interest Income                    4,602         4,182
                                                                         -----------   -----------
                   Provision for Loan Losses                                     174           225
                                                                         -----------   -----------
                   Net Interest Income after Provision for Loan Losses         4,428         3,957
                                                                         -----------   -----------

Non-Interest Income
                   Service Charges on Deposit Accounts                           298           262
                   Loss on Sale of Investment Securities                          --            (8)
                   Other Service Charges, Commissions and Fees                   513           439
                                                                         -----------   -----------
                                        Total Non-Interest Income                811           693

Non-Interest Expense
                   Salaries and Employee Benefits                              1,638         1,496
                   Occupancy Expense                                             321           307
                   Equipment Expense                                             257           253
                   Advertising and Public Relations                              188           184
                   Legal, Professional and Audit Services                        123           146
                   Data Processing                                               250           241
                   Amortization of Core Deposit Intangible                        41           105
                   Other                                                         681           694
                                                                         -----------   -----------
                                        Total Non-Interest Expense             3,499         3,426

                                        Income before Income Taxes             1,740         1,224

                                        Applicable Income Taxes                  678           487

                                                                         -----------   -----------
Net Income                                                               $     1,062   $       737
                                                                         ===========   ===========

Net Income per Common Share                                              $      0.55   $      0.38
Net Income per Common Share - Assuming Dilution                          $      0.53   $      0.36
Weighted Average Shares Outstanding                                        1,939,321     1,941,726
Weighted Average Shares Outstanding - Assuming Dilution                    2,003,414     2,037,939

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)

                                                                             Nine months Ended
                                                                            --------------------

                                                                            09/30/99    09/30/98
                                                                            --------    --------
Cash Flows from Operating Activities:

Net Income                                                                  $  1,062    $    737
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
     Provision for Loan Losses                                                   174         225
     Depreciation and Amortization                                               275         314
     Loss on Sale of Securities                                                   --           8
     (Increase) in Accrued Interest Receivable                                   (11)
                                                                                             (55)
     (Increase)/Decrease in Other Assets                                        (353)         66
     Increase/(Decrease) in Accrued Interest Payable                             (41)
                                                                                              16
     Increase in Other Liabilities                                               474         200
                                                                            --------    --------
     Total Adjustments                                                           518         774
                                                                            --------    --------

     Net Cash Flows Provided by Operating Activities                           1,580       1,511
                                                                            --------    --------

Cash Flows from Investing Activities:
     Proceeds from Maturities of Investment Securities Held to Maturity           --       6,520
     Proceeds from Maturities of Investment Securities Available for Sale      8,461       7,873
     Proceeds from Sales of Investment Securities Available for Sale           1,100       3,500
     Purchases of Investment Securities Available for Sale                    (9,100)    (22,155)
     Purchases of Investment Securities Held to Maturity                          --      (1,717)
     Proceeds from the Sale of Student Loans                                      32         364
     Proceeds from the Repayment of Student Loans                                464      (4,183)
     Net Loans Made to Customers                                              (6,792)       (271)
     Purchases of Premises and Equipment                                        (121)         --
                                                                            --------    --------
Net Cash Flows (Used in) Investing Activities                                 (5,956)    (10,069)
                                                                            --------    --------

Cash Flows from Financing Activities:
     Net Increase in DDA, NOW and Savings Accounts                            13,222       6,594
     Net Increase/(Decrease) in Time Deposits                                 (7,167)      3,287
     Cash Dividends Paid                                                        (320)         --
     Issuance of Common Stock                                                      3          --
     Repurchases of Common Stock                                                 (25)       (261)
                                                                            --------    --------
Net Cash Flows Provided by Financing Activities                                5,713       9,620
                                                                            --------    --------
Net Increase in Cash and Cash Equivalents                                      1,337       1,062
Cash and Cash Equivalents at Beginning of Period                              10,044      17,095
                                                                            --------    --------
Cash and Cash Equivalents at End of Period                                  $ 11,381    $ 18,157
                                                                            ========    ========

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

           In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998.

           These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1998.

2.         Investments
           -----------

           The market value and amortized cost of investment securities of Metro as of September 30, 1999 are set forth below:

                                                Market Value    Amortized Cost
                                                ------------    --------------
                     Held to Maturity           $  3,480,413     $  3,606,820
                     Available for Sale           36,897,155       37,450,630
                                                ------------     ------------
                     Total Investments          $ 40,377,568     $ 41,057,450
                                                ============     ============


3.         Allowance for Loan and Lease Losses
           -----------------------------------

           As of September 30, 1999, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $360,859. There was no related specific allowance on impaired loans as of this date.

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

4.         Comprehensive Income
           --------------------

           During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $330,000 and $377,000 for the three month period ended September 30, 1999 and 1998, respectively. Total comprehensive income was $696,000 and $804,000 for the nine month period ended September 30, 1999 and 1998, respectively.

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

                                                                For the Three Months Ended
                                      ---------------------------------------------------------------------------
                                                  September 30,                           September 30,
                                                      1999                                    1998
                                      ------------------------------------- -------------------------------------
                                        Income       Shares      Per Share     Income        Shares     Per Share
                                      (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
                                      ------------------------------------- -------------------------------------
         Income Available to Common
         Stockholders                  $389,000     1,939,209                 $310,000     1,941,726

         Net Income per Common Share                               $0.20                                   $0.16
                                                                   =====                                   =====

         Effects of Dilutive Options
         Stock Options                        -        63,585                        -        80,320
                                      -----------------------               ------------------------

         Net Income per Common
         Share - Assuming Dilution     $389,000     2,002,794      $0.19      $310,000     2,022,046       $0.15
                                      ==================================    ====================================

                                                                For the Nine Months Ended
                                      ---------------------------------------------------------------------------
                                                  September 30,                           September 30,
                                                      1999                                    1998
                                      ------------------------------------- -------------------------------------
                                        Income       Shares      Per Share     Income        Shares     Per Share
                                      (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
                                      ------------------------------------- -------------------------------------
         Income Available to Common
         Stockholders                  $1,062,000   1,939,209                 $737,000     1,941,726

         Net Income per Common Share                               $0.55                                   $0.38
                                                                   =====                                   =====

         Effects of Dilutive Options
         Stock Options                          -      69,088                        -        96,213
                                      -----------------------               ------------------------

         Net Income per Common
         Share - Assuming Dilution     $1,062,000   2,008,297      $0.53      $737,000     2,037,939       $0.36
                                      ==================================    ====================================

           Per share data included in Metro's consolidated statement of operations for the three and nine month periods ended September 30, 1999 and 1998 was based on the weighted average number of common shares outstanding.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of September 30, 1999 as compared to December 31, 1998, and the results of operations for the three and nine month periods ending September 30, 1999 and 1998.

FINANCIAL CONDITION

At September 30, 1999, Metro had total assets of $140.8 million, an increase of $6.8 million or 5.1 percent from December 31, 1998. Consolidated earning assets totaled to $128.1 million, or 91.0 percent of total assets, at September 30, 1999. The principal components of earning assets were loans in the amount of $86.4 million or 67.4 percent of total earning assets, and investment securities of $40.5 million or 31.6 percent of total earning assets. Earning assets at December 31, 1998 were $124.1 million, or 92.6 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $6,294,000 or 7.8 percent from December 31, 1998 to September 30, 1999. At September 30, 1999, net loans amounted to
60.6 percent of total assets as compared to 59.1 percent at year end 1998. Metro's loan to deposit ratio, which is one measure of liquidity, was 67.8 percent at September 30, 1999, as compared to 66.1 percent at year end 1998.


                          Loan Portfolio at Period-End
                             (dollars in thousands)

                                          September 30, 1999  December 31, 1998    % Change
                                          ------------------  -----------------  -------------
Commercial                                           $58,375            $50,556         15.47%
Real Estate - Construction                             1,320              2,399       (44.98)%
Mortgage                                                 211                776       (72.81)%
Installment                                           22,949             22,333          2.76%
Student Loans                                          3,908              4,405       (11.28)%
                                          ------------------  -----------------  -------------
                            Total Loans              $86,763            $80,469          7.82%
Less:
Allowance for Loan Losses                            (1,457)            (1,300)         12.08%
                                          ------------------  -----------------  -------------

                              Net Loans              $85,306            $79,169          7.75%
                                          ==================  =================  =============

Delinquent loans at September 30, 1999 were $947,000, representing 1.09 percent of total loans outstanding. At December 31, 1998, delinquent loans were $1.3 million or 1.6 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by a third party. Non-accruing loans at September 30, 1999 amounted to $361,000 as compared to $369,000 at December 31, 1998. There were $14,000 of loans charged-off and no recoveries received for the three month period ending September 30, 1999.

At September 30, 1999 and December 31, 1998, Metro had an allowance for loan losses of $1,457,000 and $1,300,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.68 percent and 1.62 percent for September 30, 1999 and December 31, 1998, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                           Allowance for Loan Losses
                 Nine months ended September 30, 1999 and 1998
                             (dollars in thousands)
                                                      1999           1998
                                                      ----           ----

Allowance for Loan Losses, January 1                $1,300           $998
Loans Charged-Off:
     Commercial                                        (2)              -
     Real Estate                                         -              -
     Mortgage                                            -              -
     Installment                                      (20)           (17)
     Student Loans                                       -              -
                                              ------------    -----------
Total Charged-Off Loans                               (22)           (17)
                                              ------------    -----------

Recoveries on Charged-Off Loans:
     Commercial                                          3              -
     Real Estate                                         -              -
     Mortgage                                            -              -
     Installment                                         2             21
     Student Loans                                       -              -
                                              ------------    -----------
Total Recoveries                                         5             21
                                              ------------    -----------
Net Charged-Off Loans                                 (17)              4
                                              ------------    -----------
Provision for Loan Losses                              174            224
                                              ------------    -----------
Allowance for Loan Losses, September 30             $1,457         $1,226
                                              ============    ===========

Average Loans Outstanding                          $80,498        $79,656
                                              ============    ===========

Net Charged-Off loans to Average Loans                .02%          -.01%
                                              ============    ===========


INVESTMENT SECURITIES
---------------------

Total investments at September 30, 1999 were $40.5 million, decreasing by $827,000 or 2.0 percent from the amount at December 31, 1998. This decrease was due primarily to principal paydowns and maturities within the investment securities available for sale category.

DEPOSITS
--------

Total deposits at September 30, 1999 amounted to $125.9 million in comparison to $119.8 million at December 31, 1998, representing an increase of $6.1 million. Since December 31, 1998, non-interest bearing demand deposits decreased by $2.4 million or 8.0 percent, while interest bearing deposits increased by $8.4 million or 9.3 percent.

OTHER LIABILITIES
-----------------

Other liabilities increased to $1,338,000 from $864,000 from December 31, 1998. Total liabilities increased by $6.5 million or 5.4 percent to $127.6 million since December 31, 1998.

CAPITAL
-------

Metro's total capital increased by a net amount of $353,000 or 2.7 percent during the first nine months of 1999. Metro's earnings in the first nine months of 1999 amounted to $1,062,000. The net unrealized loss on investment securities available for sale amounted to $(319,000) at September 30, 1999, decreasing by $366,000 since December 31, 1998. Capital decreased by $320,000 in 1999 following the payment of a $.055 quarterly cash dividend per common share outstanding in the months of March, June and September, 1999. Capital also decreased by $25,000 as a result of repurchases of common stock by Metro during the first quarter of 1999. Capital increased by $3,000 as a result of grants of common stock to employees of MetroBank under the MetroBanCorp Employee Equity Ownership Plan.

During the first quarter of 1999, the Board of Directors of Metro declared a ten percent stock dividend issuable February 8, 1999 to shareholders of record as of January 19, 1999. Fractional share interests resulting from the stock dividend were paid in cash. All share and per share data presented herein have been restated for the effect of this stock dividend.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of September 30, 1999, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of September 30, 1999 (dollars in thousands):

                                                     To Be Well Capitalized
                                                     Under Prompt Corrective
                                   Actual               Action Provisions
                            --------------------     -----------------------
                             Amount       Ratio        Amount        Ratio
                            --------     -------      ---------     -------
Total Capital
(to Risk Weighted Assets)
     Metro                   $14,675      15.82%      >  $9,279     > 10.00%
     MetroBank               $12,199      13.24%      >  $9,214     > 10.00%

Tier 1 Capital
(to Risk Weighted Assets)
     Metro                   $13,511      14.56%      >  $5,567     >  6.00%
     MetroBank               $11,044      11.99%      >  $5,529     >  6.00%

Tier 1 Capital
(to Average Assets)
     Metro                   $13,511      10.17%      >  $6,640     >  5.00%
     MetroBank               $11,044       8.47%      >  $6,523     >  5.00%

As of December 31, 1998, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed MetroBank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $4.4 million for the nine months ended September 30, 1999, compared to $4.0 million for the comparable period of 1998, an increase of 11.9 percent. MetroBank's provision for loan loss expense was $174,000 for the nine months ended September 30, 1999, compared to $225,000 for the same period in 1998. The provision made in 1999 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of MetroBank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.5 million for the nine month period ending September 30, 1999, an amount similar to total non-interest expense for the same period in 1998.


NET INCOME
----------

Metro recognized net income of $1,062,000 for the nine month period ending September 30, 1999, compared to $737,000 for the same period one year earlier. This represents an increase of 44.1 percent compared to the same nine month period in 1998.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information
-------  -----------------

During the third quarter of 1999, MetroBank received regulatory approval to establish two branch banking facilities. One facility will be within the Cub Foods Supermarket currently operating at 14610 U.S. 31 North, Westfield, Indiana. The opening of this in-store branch is scheduled for the fourth quarter of 1999.

The other banking facility will be located at 11815 Allisonville Road, Fishers, Indiana, as a tenant in an existing retail shopping center. The expected opening is first quarter, 2000. Both facilities are in growing communities of Hamilton County and will provide greater convenience and accessibility for current and potential MetroBank customers.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits:

           Exhibit 27          Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROBANCORP
                                        (Registrant)

November 10, 1999                       By: /S/  Ike G. Batalis
                                           -----------------------------
                                            Ike G. Batalis
                                            Chairman and
                                            President (Principal
                                            Executive Officer)



November 10, 1999                       By: /S/  Charles V. Turean
                                           -----------------------------
                                            Charles V. Turean
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)