Form 10KSB40
period 1999-12-31
METROBANCORP
filed 2000-03-30
CIK 818999

U.S. Securities and Exchange Commission
                             Washington D.C. 20549
                                  Form 10-KSB

      [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

            Commission file number   0-23790
                                   -----------

                                  MetroBanCorp
  ----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Indiana                             35-1712167
  ----------------------------------------------------------------------
    (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)            Identification No.)

        10333 N. Meridian Street, Suite 111, Indianapolis, Indiana 46290
        ----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

  Issuer's telephone number  (317) 573-2400
                           ------------------

  Securities to be registered under Section 12 (b) of the Act: None.

  Securities to be registered under Section 12 (g) of the Act:

                          Common Shares, No Par Value
  ----------------------------------------------------------------------
                                (Title of class)

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

  $6,223,000.

  State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 29, 2000 was $7,541,964.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,033,036.

  DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e. g. annual report to security holders for fiscal year ended December 31, 1999). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 1999 is incorporated by reference into Part II hereof.

  Transitional Small Business Disclosure Format: Yes      No  X
                                                     ---     ---
  Total number of sequentially numbered pages - 69
  Exhibit index on sequentially numbered page - 17-19

                         Form 10-KSB Table of Contents
                         -----------------------------


Part I                                                                   Page
------                                                                   ----
  Item  1 - Description of Business . . . . . . . . . . . . . . . . . . .   3

  Item  2 - Description of Property . . . . . . . . . . . . . . . . . . .  11

  Item  3 - Legal Proceedings . .  .  . . . . . . . . . . . . . . . . . .  12

  Item  4 - Submission of Matters to a Vote of
              Security Holders  . . . . . . . . . . . . . . . . . . . . .  12

Part II
-------
  Item  5 - Market for Common Equity and Related Stockholder Matters  . .  12

  Item  6 - Management's Discussion and Analysis or Results of Operation   13

  Item  7 - Financial Statements  . . . . . . . . . . . . . . . . . . . .  13

  Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . .  13

Part III
--------
  Item  9 - Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act . . . . . .  13

  Item 10 - Executive Compensation  . . . . . . . . . . . . . . . . . . .  13

  Item 11 - Security Ownership of Certain Beneficial Owners and Management 13

  Item 12 - Certain Relationships and Related Transactions  . . . . . . .  13

  Item 13 - Exhibits  and  Reports on Form 8-K  . . . . . . . . . . . . .  13

                                    Part I.
                                    -------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and consumer lending and deposit services to its customers located principally in Hamilton County and northern Marion County, Indiana. The Bank conducts its business through seven banking offices located in Hamilton County. The Bank's products are principally oriented toward small- and medium-sized business and the professional community. Beginning in late 1991, the Bank began offering discount brokerage and mortgage lending services. At December 31, 1999, Metro had consolidated total assets of $141.2 million, total deposits of $118.1 million and shareholders' equity of $13.3 million, representing annual increases/(decrease) from 1998 of 5.4 percent, (1.4) percent, and 3.4 percent, respectively.

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

Since liberalization of Indiana's banking laws in 1985, all six commercial banks headquartered in Hamilton County were acquired by bank holding companies located either out-of-county or out-of-state. Those acquirors, with only one exception, have subsequently been acquired by larger, out-of-state bank holding companies. The strategy of Metro's founding investors and its management was designed to capitalize on the customer dissatisfaction which often accompanies centralization of out-of-state customer servicing and standardization of financial products. Management believes that Metro's target customers, i.e. small business owners and professionals, are not only greater users of financial services but also are the most sensitive to such change. Further, it is the belief of management that such users of financial services will prefer to do business with a local bank with responsive decision making.

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $141.2 million at December 31, 1999. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB was a contributing factor in this growth. The Bank's growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8 percent in 1988 and
117.7 percent in the first full year of operations in 1989 has fallen to 65.7 percent in 1999 as Metro has grown into its infrastructure (the efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and recurring non-interest income). Metro's efficiency ratio, excluding core deposit intangible, amounted to 65.1 percent in 1999. This ratio would be reduced further to 64.7 percent when excluding the student loan servicing expense.

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main and six traditional staffed branch offices. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. The offices of MetroBank include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank has also deployed numerous automated teller machines (ATMs) at sites which are leased from the owners of retail businesses in the market area.

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

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business credits and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a portfolio of guaranteed student loans ("GSLs"). These GSLs consist of approximately 1,200 notes made to nearly 600 borrowers who are geographically dispersed throughout the United States. These loans are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services ("Loan Services") and USA Funds, both affiliates of USA Group.

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

The Bank typically requires its commercial/business borrowers to prepare annual financial statements and, to the extent possible, requires such financial statements to be audited or reviewed by independent accountants. The Bank requires appraisals in connection with loans secured by real estate. Such appraisals are obtained prior to the time funds are advanced. The Bank also typically requires personal guaranties from principals involved with closely-held corporate and other entity borrowers.

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

The Bank maintains a loan policy which establishes specific lending authority for each of its loan officers. Loans exceeding a loan officer's individual lending authority must be approved by a loan officer with a higher lending authority. All loans for which the borrower's aggregate debt to the Bank exceeds $50,000 must be reported to the Bank's Management Loan Committee for approval or for informational purposes. Further, secured loans exceeding $500,000 and unsecured loans exceeding $75,000 must be approved by the Bank's Board of Directors' Loan Committee. All loans exceeding $1,000,000 up to the legal lending limit of the bank must be approved by the MetroBank Board of Directors. The Bank also has established general guidelines relating to the ratio between the loan amount and collateral value which must be met before a loan is approved. All loans are graded prior to being approved using an internal grading system.

Consumer and commercial loans are made primarily in the Bank's designated market area. The Bank anticipates loan demand to increase at a rapid rate in the coming year, but loan balances to grow more slowly due to management's conservative lending standards. Loans are made for portfolio purposes only and not for resale.

The Bank's Residential Mortgage Loan Department completed its fifth year of operations in 1999. The Department offers both conventional and non-conventional mortgages as well as construction loans and lot financing. The majority of the loans and their servicing rights originated by this Department will be sold in secondary markets.

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

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. For the Registrant's regulatory capital rations as of December 31, 1999, see the information incorporated by reference in Part II, Item 7.

The Registrant and affiliate bank is subject to the provisions of the banking laws of Indiana and is supervised, regulated and examined by the respective state banking agency, and is subject to the rules and regulations of the Federal Deposit Insurance Corporation ("FDIC").

Dividends are subject to various legal and regulatory restrictions as summarized in Footnote 15 to the consolidated financial statements.

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

The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Bank exceeded the risk-based capital guidelines of the FDIC and OCC as of December 31, 1999.

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

The deposits of Registrant's affiliate banks are insured up to $100,000 per insured account by the Bank Insurance fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance fund ("SAIF"). Accordingly, the Registrant's affiliated banks pay deposit insurance premiums to both BIF and SAIF.

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

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem was issued by the Federal Institutions Examination Council, whose members include the FDIC and the Federal Reserve Board. The guidance underscored that Year 2000 preparation was not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

In response, Metro formed a Year 2000 Committee and developed a Year 2000 Plan to identify all internal and external systems which could have been affected by the Year 2000. Systems were prioritized based on an assessment of Year 2000 risk and potential impact to operations, earnings and capital. A timeline was developed to ensure that tasks in the Year 2000 Plan would be completed consistent with management's objectives and regulatory guidelines.

Metro developed a monitoring and testing plan over the January 1, 2000 week-end. All systems which could have been affected by Year 2000 were reviewed on Saturday, January 1, 2000 to ensure proper operation. A Contingency Plan was developed to address any Year 2000 failures. No issues were identified as requiring additional action.

Metro will monitor remaining Year 2000 critical dates as well as customer risk as required by regulators.

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

On November 12, 1999 the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLBA"). The GLBA contains a number of provisions that will fundamentally alter the banking and financial services industries. The GLBA repeals Section 20 of the Banking Act of 1933, commonly known as the Glass-Steagall Act, which generally has separated commercial from investment banking. The GLBA will also for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure.

Under the GLBA, national bank affiliates will be able to conduct a broad range of financial activities, including providing insurance and securities services. However, the national bank must be well-capitalized and well-managed. In addition, insurance and securities activities will be functionally regulated. For example, the Securities and Exchange Commission will regulate most national bank affiliates' securities activities and the states will regulate their insurance activities. The GLBA preserves the thrift charter, but bars new unitary thrift holding companies from approval that were applied for after May 4, 1999.

It is not possible to predict what impact the GLBA will have on the Company and the Bank. One consequence may be increased competition from large financial services companies, that under the GLBA, will be permitted to provide many types of financial services to customers. Another consequence will be the imposition and new regulations regarding the privacy of consumer and customer financial information. Recently, regulations were proposed governing the privacy of financial information of bank customers. The privacy regulations, which will apply to the Company and the Bank, are due to be finalized in May, with an effective date next fall.

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

Certain regulatory capital ratios for Metro as of December 31, 1999 are shown below:

          Tier 1 Capital to Risk-Weighted Assets . . . . . . . . .  14.33%
          Total Risk Based Capital to Risk-Weighted Assets . . . .  15.58%
          Tier 1 Leverage Ratio  . . . . . . . . . . . . . . . . .  10.19%

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

Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for the Bank at December 31, 1999 are shown below:

         Tier 1 Capital to Risk-Weighted Assets . . . . . . . . . .  11.99%
         Total Risk-Based Capital to Risk-Weighted Assets . . . . .  13.24%
         Tier 1 Leverage Ratio  . . . . . . . . . . . . . . . . . .   8.61%

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

Under Indiana law, the Bank may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits less losses, bad debts and expenses. The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1999, the Bank's capital levels exceeded the criteria necessary to be designated as a "well capitalized" institution, which requires a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater.

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

The FDIC has adopted rules that implement a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized (2) adequately capitalized, or (3) under capitalized, and one of three subcategories consisting of (a) health, (b) supervisory concern, or (c) substantial supervisory concern. An institution's annual assessment rate will depend upon the capital category and supervisory category to which it is assigned. Annual assessment rates for banks range from
0.00 percent for an institution in the highest category (i.e. well capitalized) to 0.27 percent for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern), and for saving associations the rates range from 0.00 percent for well capitalized institutions to 0.27 percent for institutions in the lowest category. The FDIC Board of Directors also voted to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The FDIC, through enactment of the Deposit Insurance Funds Act of 1996, stipulates that the rate must equal one-fifth of the FICO assessment rate that is applied to deposits assessable by the SAIF. In 1999, rates ranged from 1.16 percent to 1.22 percent for BIF deposits and 5.80 percent to 6.10 percent for SAIF deposits. The supervisory subgroups to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

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

EMPLOYEES. At December 31, 1999, the Bank had a total of 59 full-time equivalent employees. This included 52 full-time and 16 part-time employees

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. In addition to the executive office which includes a bank branch office, the Bank operates six traditional staffed branch offices. Two offices are owned by MB Realty, a wholly owned subsidiary of the Bank, while the other four branches are leased facilities. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. A traditional staffed branch is leased from an unaffiliated third party located at 255 Sheridan Road, Noblesville, Indiana and in the Wal-Mart SuperCenter in Noblesville. The Bank also has a traditional staffed branch located at 2025 North Cherry Street, Noblesville, Indiana, and 14610 US 31 North, Carmel, Indiana that are leased from affiliated third parties. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 1999 to Metro's shareholders, either through the solicitation of proxies or otherwise.

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

At December 31, 1999, there were 335 shareholders of record of Metro common stock.

The following table sets forth the high and low sale prices for Metro common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                              Sale Price Per Share
                                     1999                                1998
                                     ----                                ----
            Quarter           High            Low                 High            Low
            -------         -----------------------             ---------------------
         First Quarter        $10.00           $7.14             $9.96            $7.90

         Second Quarter         8.33            6.67             10.17             8.01

         Third Quarter          8.57            6.79              9.09             6.93

         Fourth Quarter         8.16            5.83              9.52             7.14

Metro declared and paid on a quarterly basis four cash dividends on its shares of Common Stock during 1999. The amount of each dividend was approximately $106,700 or $0.055 per share. Future cash dividend payments by Metro are subject to regulatory and legal limitations and may be dependent upon dividends paid to Metro by the Bank.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
          --------------------------------------------------------------

Management's discussion and analysis and results of operations are included in Metro's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements are included in Metro's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by reference in regard to this item.

ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

None.

                                    Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

Pages 2 through 7, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated April 18, 2000, is incorporated herein by reference in regard to this item.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Pages 5 through 11, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated April 18, 2000, is incorporated herein by reference in regard to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Pages 2 through 4, inclusive, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, dated April 18, 2000, is incorporated herein by reference in regard to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Page 12 through 13, of Metro's Definitive Proxy Statement for the Annual Meeting of Shareholders, Dated April 18, 2000, is incorporated herein by reference in regard to this item.

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

         10.17* Consent to Assignment to Secondary Market Services, Inc. of Student loan purchase and sale agreements effective April 1, 1993

         10.18*      Student Loan Guarantee Agreement, dated August 19, 1989

         10.19*      Student Loan Servicing Agreement, dated September 1, 1992

         10.20**     Registrant's Employees' Thrift and Retirement Plan

         10.20(a)****Amendment No. 1, dated October 26, 1995 to the
                     Registrant's Employees' Thrift and Retirement Plan

         10.21*** Registrant's 1994 Stock Option and Stock Appreciation Rights Plan

         10.22***    Registrant's 1994 Directors' Stock Option Plan

         10.24*****  Lease dated March 18, 1997 between Registrant and Riverview
                     Hospital, for property at 2025 Cherry Street, Noblesville, Indiana

         10.25****** Sublease dated September 11, 1997 between Registrant and
                     Wal-Mart Stores, Inc., for property at 16865 Clover Road, Noblesville, Indiana

         10.26****** Amendment No. 1 to Lease Agreement dated September 30,
                     1997, between the Registrant and Phoenix Home Life Mutual Insurance Company for property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

         10.27 Employment Agreement dated May 10, 1999 between Registrant and Gregory J. Murray

         10.28 Memorandum of In-Store Bank Facility License Agreement dated August 13, 1999 between Registrant and SUPERVALU INC., d/b/a Cub Foods for property located at 14610 US North, Carmel, Indiana

         10.29 Memorandum of Lease dated August 26, 1999 between Registrant and G & J PARTNERSHIP for property located at 11815 Allisonville Road, Fishers, Indiana

         13 The Annual Report to Shareholders of the Company for the year ended December 31, 1999 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

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

(b)      No Reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MetroBanCorp
                                           (Registrant)

Date:    March 30, 2000          By:       /s/Ike G. Batalis
                                           -----------------
                                           Ike G. Batalis, President
                                           (Principal Executive Officer)

Date:    March 30, 2000          By:       /s/ Charles V. Turean
                                           ---------------------
                                           Charles V. Turean
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

Date:    March 30, 2000          By:       CHRIS G. BATALIS*
                                           -----------------
                                           Chris G. Batalis, Director

Date:    March 30, 2000          By:       TERRY L. EATON*
                                           ---------------
                                           Terry L. Eaton, Director

Date:    March 30, 2000          By:       EVANS M. HARRELL*
                                           -----------------
                                           Evans M. Harrell, Director

Date:    March 30, 2000          By:       EDWARD G. McMAHON*
                                           ------------------
                                           Edward G. McMahon, Director

Date:    March 30, 2000          By:       ROBERT L. LAUTH, JR.*
                                           ----------------------
                                           Robert L. Lauth, Jr., Director

Date:    March 30, 2000          By:       JAMES C. LINTZENICH*
                                           --------------------
                                           James C. Lintzenich, Director

Date:    March 30, 2000          By:       RUSSELL D. RICHARDSON*
                                           ----------------------
                                           Russell D. Richardson, Director

Date:    March 30, 2000          By:       EDWARD R. SCHMIDT*
                                           ------------------
                                           Edward R. Schmidt, Director

Date:    March 30, 2000          By:       DONALD F. WALTER*
                                           -----------------
                                           Donald F. Walter, Director

                                 *By:      /s/ Ike G. Batalis
                                           --------------------------------
                                           Ike G. Batalis, Attorney-in-Fact

                                Index to Exhibits
                                -----------------

                                                                                                        Sequential
    Exhibit                                                                                                 Page
    Number                                             Exhibit                                             Number
---------------- ------------------------------------------------------------------------------------- ----------------
3 (i)*           Articles of Incorporation of the Registrant                                                 N/A

3 (ii)*          By-Laws of the Registrant                                                                   N/A

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

10.27            Employment Agreement dated May 10, 1999 between Registrant and                               57
                 Gregory J. Murray

10.28            Memorandum of In-Store Bank Facility License Agreement dated August 13,                      66
                 1999 between Registrant and SUPERVALU INC., d/b/a Cub Foods for property located at 14610 US North, Carmel, Indiana

10.29            Memorandum of Lease dated August 26, 1999 between Registrant and G & J                       67
                 PARTNERSHIP for property located at 11815 Allisonville Road, Fishers,
                 Indiana


13               The Annual Report to Shareholders of the Company for                                        N/A
                 the year ended December 31, 1999
                 (Except for the pages and information thereof expressly
                 incorporated by reference in this Form 10-KSB, the Annual
                 Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not
                 deemed "filed" as part of this Form 10-KSB)

21*              Subsidiaries of the Registrant                                                              N/A

24               Powers of Attorney                                                                           16

27               Financial Data Schedule                                                                      68

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following information is intended to provide an analysis of the consolidated financial condition and performance of MetroBanCorp ("Metro") and MetroBank ("Bank") as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999, 1998 and 1997. This information should be read in conjunction with the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Net Income

Net income in 1999 was $1,402,000, an increase of 33.4 percent from the $1,051,000 reported in 1998. Total loans amounted to $88.1 million and $80.5 million at December 31, 1999 and 1998, respectively. The investment portfolio amounted to $41.0 million and $41.3 million at December 31, 1999 and 1998, respectively. Total interest income increased by $327,000 or 3.3 percent for the year, due principally to growth in the Bank's loan portfolio. The Bank decreased its provisions for loan losses from $311,000 in 1998 to $232,000 in 1999. This represents a decrease of $79,000 or (25.4) percent over the amount provided in 1998. The provisions made in 1999 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss allowance account. The decrease is principally due to continued high quality in the loan portfolio and low levels of historic net losses.

Net income in 1998 was $1,051,000, a 29.9 percent increase from the $809,000 reported in 1997. During 1998, Metro's total loans outstanding increased by $3.2 million or 4.1 percent. During that same period, the investment portfolio increased $13.3 million or 47.4 percent. Interest income increased by $1.2 million or 13.1 percent during 1998.

Net Interest Income

Net interest income is the principal source of the Bank's earnings and represents the difference between interest and fees on earning assets earned by the Bank and the interest cost of deposits and other borrowed funds paid by the Bank. The net interest margin is the difference expressed as a percentage of average earning assets. Factors contributing to the determination of net interest margin include the volume and mix of earning assets and interest bearing liabilities as well as interest rates. The Bank can control the effects of some of these factors through its management of credit extension and interest rate sensitivity, both of which are discussed later. External factors such as the overall condition of the economy, strength of credit demand and Federal Reserve monetary policy can also have significant effects on the changes in net interest income from one period to another.

In 1999, net interest income was $6.2 million, an increase of 9.4 percent over 1998. In 1999, the net interest margin increased to 4.62 percent of average earning assets compared to 4.42 percent in 1998. This increase is primarily a result of growth in the Bank's loan portfolio.

In 1998, net interest income was $5.7 million, an increase of 13.1 percent over 1997. In 1998, the net interest margin decreased to 4.42 percent of average earning assets compared to 4.87 percent in 1997.

Net Interest Income
(dollars in thousands)

                                                   For the year ended December 31,                Percentage change from
INTEREST INCOME                                   1999           1998           1997         1998 to 1999        1997 to 1998
                                                  ----           ----           ----         ------------        ------------
Interest and Fees on Loans                        $7,925         $7,851         $7,133                 0.9%               10.1%
Interest on Investment Securities                  2,275          1,739          1,586                30.8                 9.6
Interest on Federal Funds Sold                       108            391            104               (72.4)              276.0
                                               ----------     ----------    -----------    ----------------    ----------------

     Total Interest Income                        10,308          9,981          8,823                 3.3                13.1
                                               ----------     ----------    -----------    -----------------   ----------------

INTEREST EXPENSE
Interest on Deposits                               3,998          4,292         3,754                 (6.8)               14.3
Interest on Repurchase Agreements                     66              -             -                    -                   -
Interest on Borrowings                                21              -            37                    -               100.0
                                               ----------     ----------    ----------     ----------------    ----------------

     Total Interest Expense                        4,085          4,292         3,791                 (4.8)               13.2
                                               ----------     ----------    ----------     ----------------    ----------------

                 Net Interest Income              $6,223         $5,689        $5,032                  9.4%               13.1%
                                               ==========     ==========    ==========     ================    ================

Rate Volume Analysis of Change in Net Income
(dollars in thousands)

                                                 1998 vs. 1999                                    1997 vs. 1998
                                    ------------------------------------------   -----------------------------------------------
                                    Dollar       Attributable     Attributable     Dollar         Attributable      Attributable
Interest and Fee Income on:         Change       to Volume(1)      to Rate(1)      Change          to Volume          to Rate
                                    ------       ------------     ------------     ------         ------------      ------------
Loans                                    $74             $334           $(260)          $718              $623               $95
Investment Securities                    536              387             149            153               153                 -
Federal Funds Sold                      (283)            (246)            (37)           287               291                (4)
                                  -----------   --------------   --------------   -----------   ---------------    --------------

     Total Interest Income               327              475            (148)         1,158             1,067                91

Interest Expense on:
Savings and Time Deposits               (294)             127            (421)           538               493                45
Term Borrowings                           21               21               -            (37)              (30)               (7)
Repurchase Agreements                     66               66               -              -                 -                 -
                                  -----------   --------------   -------------    -----------   ---------------    --------------

     Total Interest Expense             (207)             214            (421)           501               463                38
                                  -----------   --------------   -------------    -----------   ---------------    --------------

          Net Interest Income(2)        $534             $261            $273           $657              $604               $53
                                  ===========   ==============   =============    ===========   ===============    ==============

---------------

1 Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume or rate.

2 Interest on non-accruing loans is not included.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differential Variance Analysis
(dollars in thousands)

                                             1999                              1998                              1997
                                -------------------------------- ---------------------------------- -------------------------------
                                Average                Yield /   Average                Yield /      Average              Yield /
                                Balance      Interest    Rate    Balance       Interest    Rate      Balance    Interest    Rate
                                -------      --------    ----    -------       --------    ----      -------    --------    ----
Assets
Earning Assets:
  Investment Securities             $39,737    $2,275     5.73%       $32,819   $1,739       5.30%     $29,595    $1,586      5.36%
  Federal Funds Sold                  2,189       108     4.93%         7,108      391       5.50%       1,824       104      5.70%
  Loans, net(3)                      81,661     7,925     9.71%        78,276    7,851      10.03%      71,997     7,133      9.91%
                                ------------ --------- --------- ------------- -------- ----------- ----------- --------- ---------

Total Earning Assets               $123,587   $10,308     8.34%      $118,203   $9,981       8.44%    $103,416    $8,823      8.53%
                                             --------- ---------               -------- -----------             --------- ---------

Non-Earning Assets:
  Cash and Due from Banks             7,756                             7,498                            5,574
  Premises and
    Equipment, net                    1,474                             1,476                            1,575
  Other Assets                        1,887                             1,609                            1,835
                                ------------                     -------------                      -----------

Total Assets                       $134,704                          $128,786                         $112,400
                                ============                     =============                      ===========


Liabilities and Shareholders' Equity
------------------------------------
Interest Bearing Liabilities:
  Savings and Time
     Deposits                       $92,821     $3,998    4.31%       $90,096     $4,292     4.76%     $79,748   $3,754       4.70%
  Repurchase Agreements               1,713         66    3.85%             -          -         -           -        -          0%
  Term Borrowings                       410         21    5.12%             2          -         -         581       37       6.37%
                                -------------------------------- ---------------------------------- -------------------------------
Total Interest Bearing
     Liabilities                    $94,944     $4,085    4.30%       $90,098     $4,292     4.76%     $80,329   $3,791       4.72%
                                             -------------------               --------------------             -------------------

Non-Interest Bearing
  Liabilities:
  Demand Deposits                    25,386                            24,896                           18,993
  Other Liabilities                   1,376                             1,422                            1,275
  Shareholders' Equity               12,998                            12,370                           11,803
                                ------------                     -------------                      -----------

Total Liabilities and
Shareholders' Equity               $134,704                          $128,786                         $112,400
                                ============                     =============                      ===========

Net Interest Margin                             $6,223    4.62%                   $5,689     4.42%               $5,032       4.87%
                                             ==========                        ==========                       ========

---------------

3 Includes principal balances of non-accruing loans. Interest on non-accuring loans is not included.

Provision for Loan Losses

The Bank provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb losses inherent in the loan portfolio. A detailed evaluation of the estimated losses along with an assessment of the adequacy of the loan loss allowance is completed quarterly by management. The evaluation includes, but is not limited to, analysis of risk classification, past due status, historical write-off experience, type of loan, collateral and other significant factors as management deems necessary.

The provision for loan losses amounted to $232,000, $311,000 and $200,000 in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Bank had an allowance for loan losses of $1,464,000 and $1,300,000, respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.66 percent and 1.62 percent at December 31, 1999 and 1998, respectively. The decreases in the provision during 1999 was considered appropriate by management relative to the loan loss allowance adequacy analysis.

Based upon management's assessment of the guaranteed nature of its student loan portfolio, including the strength of the guarantor, a minimal amount of loan loss is allocated for this portfolio of loans (see "Loan Quality" discussed hereinafter). The allowance for loan losses as a percentage of the remaining loan portfolio (excluding guaranteed student loans) amounted to 1.74 percent at December 31, 1999, as compared to 1.71 percent at December 31, 1998.

Non-Interest Income

In 1999, Metro's non-interest income to average total assets increased to 0.82 percent from 0.75 percent in 1998, compared to 0.78 percent in 1997. Excluding net securities losses and gain on the sale of real estate, non-interest income was $1,107,000, $970,000 and $802,000 in 1999, 1998 and 1997, respectively.
Service charges on deposit accounts increased 12.71 percent while other service charges, commissions and fees increased $92,000 or 14.94 percent in 1999. The 1999 increase in other service charges, commissions and fees was due primarily to additional fee income resulting from transactions performed at the Bank's ATMs by non-customers. A surcharge for non-customers using the Bank's ATMs was implemented in April, 1997.

Non-Interest Income
(dollars in thousands)

                                                                                              Percent Change From
                                                                                             1998              1997
                                         For the year ended December 31,                      To                To
                                      1999            1998              1997                 1999              1998
                                  ------------   -------------    ---------------        ------------     -------------
Service Charges on
   Deposit Accounts                      $399            $354               $319              12.71%            10.97%

Other Service Charges,
  Commissions & Fees                      708             616                483               14.94             27.54
                                  ------------   -------------    ---------------        ------------     -------------
                                        1,107             970                802               14.12             20.95

Securities Loss, Net                        -              (9)               (15)            (100.00)           (40.00)

Gain on Sale of Real Estate                 -               -                 90                   -           (100.00)
                                  ------------   -------------    ---------------        ------------     -------------

Total Non-Interest Income              $1,107            $961               $877              15.19%             9.58%
                                  ============   =============    ===============        ============     =============

Non-Interest Expense

Non-interest expense increased $246,000 in 1999, or 5.4 percent over the 1998 level. As a percentage of total average assets, non-interest expense was 3.6 percent in 1999 compared to 3.5 percent in 1998 and 3.9 percent in 1997. Salary and employee benefits, the largest non-interest expense, increased $297,000 or
15.2 percent in 1999. This reflects an increase in the Bank's staff, combined with higher employee compensation and benefit costs. Metro's remaining expenses decreased $51,000 or 2.0 percent from 1998, and is due primarily to decreases in the amortization of core deposit intangible, which decreased by $100,000 in 1999 compared to 1998.

Throughout 1999, 1998 and 1997, the Bank continued to develop an extensive ATM network. The Bank entered into agreements with several area Shell ETD and Amoco stores to deploy ATMs in their facilities. During 1999, 1998 and 1997, Metro installed an additional two ATMs, two ATMs and four ATMs respectively. At December 31, 1999, Metro's ATM network includes twenty-four machines, of which, sixteen are located at off-premise locations and seven are located at Bank branches. Currently, the Bank disburses cash at these sites and intends to allow users to conduct other paper based transactions in the future.

Non-interest expense increased $206,000 or 4.7 percent in 1998 over the 1997 level. Salaries and employee benefits, the largest non-interest expense, increased $160,000 or 8.9 percent from 1997. This increase reflects an increase in the Bank's employee base and higher employee compensation and benefit costs.

During 1998, net occupancy expense increased $64,000 or 19.6% from 1997. This increase is primarily due to the opening of the Noble Creek branch during 1997.

During 1998, the FDIC insurance assessment increased $3,000 or 12.0 percent from 1997. This increase is due principally to recognition of a one time recapitalization charge incurred in 1996.

Non-Interest Expense
(dollars in thousands)

                                              For the year ended December 31,                Percent Change From
                                             1999           1998         1997         1998 to 1999       1997 to 1998
                                             ----           ----         ----         ------------       ------------
Salaries and Employee Benefits              $2,254         $1,957       $1,797              15.18%              8.90%
Net Occupancy Expense                          432            391          327              10.49              19.57
Equipment Expense                              356            359          437              (0.84)            (17.85)
Advertising and Public Relations               249            241          234               3.32               2.99
Legal and Professional Services                189            225          258             (16.00)            (12.79)
Data Processing                                343            325          275               5.54              18.18
FDIC Insurance Assessment                       29             28           25               3.57              12.00
Student Loan Servicing Fees                     31             37           63             (16.22)            (41.27)
Amortization of Core Deposit
   Intangible                                   41            141          141             (70.92)              0.00
Other                                          888            862          803               3.02               7.35
                                        -----------  ------------- ------------   ----------------  -----------------
     Total                                  $4,812         $4,566       $4,360              5.39%              4.72%
                                        ===========  ============= ============   ================  =================

Provision for Income Taxes

Metro provides for income taxes under the liability method of accounting for income taxes. Effective January 1, 1993, Metro adopted the provisions of SFAS 109, "Accounting for Income Taxes". Metro's provision for income taxes of $884,000 represents an effective tax rate of 38.7 percent in 1999. This compares to an effective tax rate of 40.7 percent in 1998 and 40.0 percent in 1997.

Details relative to Metro's income tax provisions are discussed in Note 11 to the Consolidated Financial Statements included in this Annual Report.

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

Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1999, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amounts and ratios of Metro and the Bank as of December 31, 1999 (dollars in thousands):

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    For Capital                 Prompt Corrective
                                        Actual                   Adequacy Purposes              Action Provisions
                              ---------------------------   ----------------------------   ----------------------------
                                  Amount          Ratio          Amount         Ratio           Amount         Ratio
                                  ------          -----          ------         -----           ------         -----
Total Capital
(to Risk Weighted Assets)
        Consolidated              $14,921         15.58%  >       $7,662    >   8.00%    >      $ 9,578    >    10.00%
                                                          -                 -            -                 -
        Bank                       12,593         13.24%  >        7,609    >   8.00%    >        9,512    >    10.00%
                                                          -                 -            -                 -

Tier 1 Capital
(to Risk Weighted Assets)
        Consolidated               13,724         14.33%  >        3,831    >   4.00%    >        5,747    >     6.00%
                                                          -                 -            -                 -
        Bank                       11,404         11.99%  >        3,805    >   4.00%    >        5,707    >     6.00%
                                                          -                 -            -                 -

Tier 1 Capital
(to Average Assets)
        Consolidated               13,724         10.19%  >        5,388    >   4.00%    >        6,735    >     5.00%
                                                          -                 -            -                 -
        Bank                       11,404          8.61%  >        5,296    >   4.00%    >        6,620    >     5.00%
                                                          -                 -            -                 -

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed Metro's or the Bank's capital categories.

USE OF FUNDS

Investment Securities

Investment securities are the second major category of earning assets for the Bank. This portfolio, together with Federal Funds Sold, is used to manage the Bank's interest rate sensitivity and liquidity as other components of the balance sheet change. Management's objective is to maximize, within quality standards, its net interest margin while providing a stable source of liquidity through the scheduled stream of maturities and interest income.

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

Investment securities comprise 32.1 percent of total earning assets at December 31, 1999. The "held to maturity" portfolio is managed to provide a stable source of liquidity through scheduled maturities and interest income payments. The "available for sale" portfolio is managed to maximize investment yields and to provide liquidity to react timely to the needs of the Bank. During 1999, proceeds from sales of investment securities consisted of 2 sales totaling $1.1 million and $7.4 million in principal paydowns.

Total investment securities at December 31, 1999 decreased by $0.4 million or
0.9 percent over the prior year. This decrease is considered nominal.

Weighted average yields of the investment securities portfolio were 6.18 percent in 1999 and 5.85 percent in 1998.

Investment securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. Securities designated as "held to maturity" include $1.5 million of dual indexed derivative securities as of December 31, 1999, a decrease of $0.5 million from the prior year. Although these securities' current market values are below cost, Metro believes these securities to be only temporarily impaired due to their interest rate characteristics. The bank has the ability to hold these securities until their respective maturity dates, when significant differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale.

Federal funds sold amounted to $0 at December 31, 1999 compared to $2.3 million at December 31, 1998, a decrease of $2.3 million from year-end 1998. This decrease is attributable to the Bank's daily fluctuations in cash and liquidity requirements.

Investment security information including costs, market value, unrealized gains/losses and maturity distribution is presented in Note 3 to the consolidated financial statements.

Investment Securities Weighted Average Yield

                  Due within    1 to Less than 5       5 to Less than        Due After 10
                    1 Year           Years               10 Years              Years           Overall
                 -------------  ------------------    -----------------     ---------------  --------------
1999                    6.13%               5.92%                6.53%               6.22%           6.18%
1998                    6.44%               5.55%                5.47%               6.08%           5.85%

These investment securities weighted average yields are presented on a tax equivalent basis.

Loans

Total loans increased by 9.4 percent from the prior year to $88.1 million at December 31, 1999. The increase is due to the growth of both the commercial portfolio and the installment portfolio, which grew in 1999 by 15.4 percent and
9.6 percent, respectively. The Bank continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at the Bank's target market. During 1999, the Bank increased the installment loan portfolio by expanding its indirect lending relationship through a local window manufacturer.

The Bank's growth in commercial and other loans is centered around short- and intermediate-term maturities. The Bank has maintained a competitive approach toward high quality loans in its marketplace. While Guaranteed Student Loans
(GSLs) account for 4.3 percent of the Bank's loan portfolio at December 31, 1999, these loans are comprised of approximately 1,200 promissory notes made to approximately 600 borrowers who are geographically dispersed throughout the United States. These loans are serviced and guaranteed, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by USA Group Loan Services and USA Funds, respectively, affiliates of USA Group, Inc.

Loan Portfolio at Year-End
(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                                     Percent change from
                                                      December 31,                     1998 to      1997 to
                                          1999           1998          1997           1999         1998
                                     ---------------  ------------ -------------   ------------ ------------
Commercial & Agricultural                   $22,067       $20,288       $18,648           8.8%         8.8%
Real Estate - Construction                    1,295         2,399         3,689        (46.0%)      (35.0%)
Real Estate - Mortgage                       41,603        36,890        32,152          12.8%        14.7%
Installment                                  19,338        16,487        17,840          17.3%       (7.6%)
Student Loans                                 3,764         4,405         4,966        (14.6%)      (11.3%)
                                     ---------------  ------------ -------------   ------------ ------------
                                             88,067        80,469        77,295           9.4%         4.1%
                                     ---------------  ------------ -------------   ------------ ------------
Less:   Allowance for Loan
           Losses                           (1,464)       (1,300)         (998)          12.6%        30.3%
                                     ---------------  ------------ -------------   ------------ ------------
       Net Loans                           $86,603       $79,169        $76,297           9.4%         3.8%
                                     ==============  ============  =============   ============ ============

                                                                        After One
Maturity Distributions                               Within             But Within          After Five
(dollar amounts in thousands)                       One Year            Five Years             Years               Total
----------------------------------------------  ------------------  -------------------  ------------------  ------------------

Commercial, Financial & Agricultural                    $   8,660            $   8,142           $   5,265          $   22,067
Real Estate - Construction                                    200                  522                 573               1,295
                                                ------------------  -------------------  ------------------  ------------------
                    TOTAL                               $   8,860            $   8,664           $   5,838          $   23,362
                                                ==================  ===================  ==================  ------------------

Real Estate - Mortgage                                                                                                  41,603
Installment                                                                                                             19,338
Student Loans                                                                                                            3,764
                                                                                                             ------------------
                    TOTAL                                                                                           $   88,067
                                                                                                             ==================

Loans Maturing After One Year With :
Fixed Interest Rates                                                        $   19,488          $   17,964
Variable Interest Rates                                                          5,592              14,297
                                                                    -------------------  ------------------
                    TOTAL                                                   $   25,080          $   32,261
                                                                    ===================  ==================

The Bank's loan portfolio is comprised primarily of commercial and installment loans. At December 31, 1999, the Bank did not have any significant outstanding loan concentration in similar industries that could cause an adverse impact during an economic downturn in any one industry segment.

Loan Quality

The primary responsibility and accountability for the day-to-day lending activities of the Bank rest with each loan officer. Bank management has established specific lending authority for each loan officer based upon the loan officer's experience and performance. The Bank also has a management loan committee and a director loan committee (loan committees) which meet weekly and semi-monthly, respectively. The loan committees provide for continuous communication through the collective knowledge, judgment and experience of its members. Additionally, they offer valuable input to lending personnel, act as a loan approval body and monitor the overall quality of the Bank's loan portfolio.

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

The Bank adopted Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, on January 1, 1995. As of December 31, 1999, Metro had investments in loans which were impaired in accordance with SFAS No.'s 114 and 118 of $443,000. Of this amount, none had a related specific allowance. As of December 31, 1998, Metro had investments in loans which were impaired in accordance with SFAS No.'s 114 and 118 of $368,700. Of this amount, $364,100 had no related specific allowance. The remaining $4,600 of impaired loans were fully reserved.

The Bank's policy for recognizing income on impaired loans is to accrue interest until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. No interest is accrued after a loan is classified as impaired. All payments received for loans which are classified as impaired are utilized to reduce the principal balance outstanding. Interest income of $38,000 would have been recorded in 1999 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 1999, interest income in the amount of $10,000 was recorded on impaired loans prior to being classified as impaired. The average balance of impaired loans was $373,000 at December 31, 1999.

Loans are charged off when they are deemed uncollectible. Total charged-off loans, net of recoveries, were $68,000 in 1999, compared to $9,000 in 1998 and $68,000 in 1997.

The following tables present activity in the allowance for loan losses account and allocation of the allowance among loan categories:

Allowance for Loan Losses
(dollars in thousands)

                                                                     For the year ended
                                                                        December 31,
                                                                1999                    1998
                                                                ----                    ----
Allowance for Loan Losses, January 1                               $1,300                   $998
                                                            --------------          -------------
Loans Charged-Off:
    Commercial                                                         34                      -
    Installment                                                        44                     29
                                                            --------------          -------------
       Total Charged-Off Loans                                         78                     29
                                                            --------------          -------------
Recoveries on Charged-Off Loans:
    Commercial                                                          7                      -
    Installment                                                         3                     20
                                                            --------------          -------------
       Total Recoveries on Charged-Off Loans                           10                     20
Net Charged-Off Loans                                                  68                      9
Provision for Loan Losses                                             232                    311
                                                            --------------          -------------
Allowance for Loan Losses, December 31                             $1,464                 $1,300
                                                            ==============          =============
Average Loans Outstanding                                         $82,678                $79,149
                                                            ==============          =============
Net Charged-Off Loans to Average Loans                              0.08%                  0.01%
                                                            ==============          =============

Allocation of Allowance for Loan Losses
(dollars in thousands)

                                                                             December 31,
                                                   --------------------------------------------------------------
                                                                1999                            1998
                                                   --------------------------------  ----------------------------
                                                                      Percent of                    Percent of
                                                                       Loans to                       Loans to
                                                       Amount         Total Loans       Amount      Total Loans
                                                   --------------- ----------------  ------------- --------------
Commercial & Agricultural                                    $377            25.1%           $347          25.2%
Real Estate - Construction                                     22             1.5%             41           3.0%
Real Estate - Mortgage                                        714            47.2%            624          45.8%
Installment                                                   341            21.9%            278          20.5%
Student Loans                                                  10             4.3%             10           5.5%
                                                   --------------- ----------------  ------------- --------------

     Total                                                 $1,464           100.0%         $1,300         100.0%
                                                   =============== ================  ============= ==============

The student loan portfolio is fully guaranteed by a third party for all loans which were first disbursed prior to October 1, 1993. For those loans disbursed on or after October 1, 1993 (or consolidated on or after that date), the guarantee is 98 percent of the principal and interest due, provided that the lender did not incur violations sufficient to cause the assessment of an interest penalty or the loss of guarantee on the loan. All guaranteed student loans are re-insured in various amounts by the federal government. As of December 31, 1999, approximately $994,400 or 26.4 percent of the Bank's student loan portfolio was disbursed after October 1, 1993.

Under-Performing Assets
(dollars in thousands)

                                                                                        December 31,
                                                                            -------------------------------------
                                                                                1999                    1998
                                                                                ----                    ----
Non-Accruing Loans                                                                   $443                   $369
Renegotiated Loans                                                                      -                      -
Ninety (90) Days Past Due                                                             202                    134
                                                                            --------------          -------------
          Total Under-Performing Assets                                              $645                   $503
                                                                            ==============          =============

Under-Performing Assets as a
          Percentage of Total Loans                                                 0.73%                  0.63%
                                                                            ==============          =============

Past Due Loans (90 Days or More)
    Commercial                                                                          -                      -
    Real Estate - Construction                                                          -                      -
    Mortgage                                                                            -                      -
    Installment                                                                         -                      -
    Student Loans                                                                     202                    134
                                                                            --------------          -------------
          Total                                                                      $202                   $134
                                                                            ==============          =============

In addition to the loans classified as under-performing, management is closely monitoring loans approximating $589,000 as of December 31, 1999 for the borrowers' ability to continue to comply with contractual terms. For these loans, existing conditions do not warrant either a partial charge-off or classification as non-accrual. Management believes it has taken a conservative approach in its evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the general condition of the portfolio and in establishing the allowance for loan losses.

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

Funding Sources-Average Balances
(dollars in thousands)


                                                                                         Percent Change from
                                               For the year ended December 31,       -----------------------------
                                          ------------------------------------------      1998 to        1997 to
                                               1999           1998           1997           1999           1998
                                               ----           ----           ----           ----           ----
Core Deposits:
   Non-Interest Bearing Demand                $25,386        $24,896        $18,993           1.97%        31.08%
   Savings Accounts                             5,238          4,961          5,354           5.58%       (7.34%)
   Money Market and NOW Accounts               46,373         40,835         31,992          13.56%        27.64%
   Other Time Deposits                         30,299         31,043         29,963         (2.40%)         3.60%
                                          ------------------------------------------ ---------------  ------------
   Total Core Deposits                       $107,296       $101,735        $86,302           5.47%        17.88%
                                          ------------------------------------------ ---------------  ------------

Time Deposits of $100,000 and Over            $10,911        $13,257        $12,439        (17.70%)         6.58%
Federal Funds Purchased and
    Securities Sold under                                                                70,666.67%      (99.41%)
    Agreements to Repurchase                    2,123              3            510
                                          ------------------------------------------ ---------------  ------------

          Total Funding Sources              $120,330       $114,995        $99,251           4.64%        15.86%
                                          ========================================== ===============  ============

Funding Sources - Average Rates


                                                                                           Percent Change from
                                                  For the year ended December 31,       --------------------------
                                               --------------------------------------      1998 to      1997 to
                                                    1999       1998           1997           1999          1998
                                                    ----       ----          ----            ----          ----
Core Deposits
    Non-Interest Bearing Demand                         -           -              -              -             -
    Savings Accounts                                2.00%       2.27%          2.72%       (11.89%)      (16.54%)
    Money Market and NOW Accounts                   3.61%       3.96%          3.69%        (8.84%)         7.32%
    Other Time Deposits                             4.99%       5.63%          5.75%       (11.37%)       (2.09%)
                                               --------------------------------------   ------------ -------------
    Total Core Deposits                             3.07%       3.41%          3.54%        (8.21%)       (3.67%)
                                               --------------------------------------   ------------ -------------
    Federal Funds Purchased and
        Securities Sold Under
        Agreements to Repurchase                    4.11%       5.14%          5.42%       (20.04%)       (5.17%)
                                               --------------------------------------   ------------ -------------
           Total Funding Sources                    3.34%       3.73%          3.83%        (8.85%)       (2.61%)
                                               ======================================   ============ =============

The Bank's average total core deposits have shown steady growth over the past several years, increasing by $5.6 million or 5.5 percent in 1999 compared to
17.9 percent in 1998. During 1999, the Bank experienced increases in all categories of average deposits, except for time deposits. The daily average balance of savings, money market and NOW accounts and other time deposits increased 6.6 percent during 1999.

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

Time Deposit of $100,000 and Over
(dollars in thousands)

             Year End Balance      1 - 90 Days          91 - 180 Days          181 - 366         Beyond 1 Year
             ----------------     -------------         -------------        --------------      -------------
1999               $10,763              $2,037                $2,577               $3,548             $2,601
1998               $11,728              $3,459                $2,386               $2,704             $3,179

Currently, the Bank has available separate agreements with two regional banks which provide for the purchase of Federal funds to meet short-term liquidity needs. The total amount of Federal funds available to the Bank under these agreements is $4.0 million. The Bank also maintains a line of credit with the Federal Home Loan Bank in the amount of $ 7.5 million to meet liquidity needs. The Bank had no Federal Funds purchased during 1999.

LIQUIDITY AND RATE SENSITIVITY

The primary function of liquidity and interest rate sensitivity management is to provide for and assure an ongoing flow of funds that is adequate to meet all current and future financial needs of the Bank. Such financial needs include funding credit commitments, satisfying deposit withdrawal requests, purchasing property and equipment and paying operating expenses. The funding sources of liquidity are principally the maturing assets and short-term and long-term borrowings. The purposes of liquidity management are to match sources of funds with anticipated customer borrowings, withdrawals, other obligations and to ensure a dependable funding base. Rate sensitivity analysis places each of the Bank's balance sheet components in its appropriate maturity category according to its repricing frequency, thus enabling management to measure the exposure to changes in interest rates.

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

At December 31, 1999, $45.3 million or 51.7 percent of the loan portfolio are fixed rate loans, excluding non-accruing loans. Variable rate loans, excluding non-accruing loans, amounted to $42.3 million or 48.3 percent of the loan portfolio at December 31, 1999. Fixed and variable rate loans with a scheduled maturity date greater than one year amounted to $37.5 million and $19.9 million, respectively, at December 31, 1999. In the investment securities category, $1.3 million or 3.2 percent of the portfolio matures within one year. The Bank's average loan-to-deposit ratio, another indication of liquidity, was 70.3 percent in 1999 compared to 69.1 percent for 1998.

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

Management closely monitors its liquidity and interest rate sensitivity. Management's objective in interest rate sensitivity management is to reduce the Bank's vulnerability to future interest rate fluctuations while providing for growth of the net interest margin. Management's goal is to maintain a GAP ratio of rate-sensitive assets to rate-sensitive liabilities within a range of 0.70 to
1.30 for the one year time frame.

The cumulative GAP ratio of the Bank on December 31, 1999 was 52.6 percent for expected maturities of ninety days or less and 75.2 percent for maturities of one year or less. The ratios fall within the Bank's desired liquidity range for one year. Management will continue to maximize its net interest margin while managing interest rate risk within prudent boundaries. Based upon the current balance sheet structure of the Bank, any future increase in interest rates could have a positive impact on the Bank's net interest margin and earnings. Given current economic conditions, management expects any decrease in general interest rates to have a minimal effect on the Bank's earnings.

Interest Rate Sensitivity Analysis
(dollars in thousands)

                                                               91 - 365                       Beyond 5
                                             1 - 90 Days         Days         1 - 5 Years       Years         Total
                                            --------------  --------------  --------------- -------------- ------------
Earning Assets:
   Investment Securities                         $ 2,650         $ 19,352         $ 16,711       $ 2,244     $ 40,957
   Loans (excluding non-accruing)                 34,948           12,303           27,318        13,055       87,624
                                           --------------   -------------- ---------------- ------------- ------------
     Total Earning Assets                       $ 37,598         $ 31,655         $ 44,029      $ 15,299    $ 128,581
                                           ==============   ============== ================ ============= ============

Interest-Bearing Liabilities:
   Savings and Time Deposits                    $ 62,810         $ 20,602         $ 10,509           $ -     $ 93,921
   Repurchase Agreements                           5,395                -                -             -        5,395
   Borrowed Funds                                  3,300                -                -             -        3,300
                                           --------------   -------------- ---------------- ------------- ------------
     Total Interest-Bearing Liabilities         $ 71,505         $ 20,602         $ 10,509           $ -    $ 102,616
                                           ==============   ============== ================ ============= ============

Interest Rate Sensitivity Gap Per              ($ 33,907)        $ 11,053         $ 33,520       $ 15,299     $ 25,965
     Period

Cumulative Interest Rate Gap                   ($ 33,907)      ($ 22,854)         $ 10,666       $ 25,965     $ 25,965

Cumulative Ratio of Interest Rate
     Sensitivity                                    52.6%           75.2%           110.4%         125.3%       125.3%

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

THE YEAR 2000 ISSUE

Metro formed a Year 2000 Committee to address all areas related to Year 2000 in January, 1998. The Committee consisted of senior management and representatives from each functional area of the organization.

The Committee developed a Year 2000 Plan to identify all internal and external systems which could have been affected by the Year 2000. Systems were prioritized based on an assessment of Year 2000 risk and potential impact to operations, earnings and capital. A timeline was developed to ensure that tasks in the Year 2000 Plan would be completed consistent with management's objectives and regulatory guidelines.

Metro developed a monitoring and testing plan for the January 1, 2000 week-end. All systems which could have been affected by Year 2000 were reviewed on Saturday, January 1, 2000 to ensure proper operation. A Contingency Plan was developed to address any Year 2000 failures. No issues were identified as requiring additional action.

Metro will monitor the remaining Year 2000 critical dates as well as customer risk as required by regulators.

Costs related to Year 2000 for equipment, software upgrade, security or customer awareness totaled $48,000. As of December 31, 1999, all Year 2000 costs have been recognized by Metro in the Statement of Operations and no additional expenses are anticipated.

Consolidated Statement of Condition
MetroBanCorp & Subsidiary
     (dollars in thousands)

                                                                                         December 31,
ASSETS                                                                           1999                  1998
---------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                                         $  9,526              $  7,719
Federal Funds Sold                                                                     -                 2,325
                                                                           ------------------------------------
        Total Cash and Cash Equivalents                                            9,526                10,044
                                                                           ------------------------------------
Investment Securities Held to Maturity - at Amortized
     Cost (Market Value: 1999 - $3,067 and 1998 - $3,571)                          3,212                 3,605
Investment Securities Available for Sale - at Market
Value (Amortized Cost:  1999 - $38,497 and 1998 - $37,642)                        37,745                37,726
                                                                           ------------------------------------

        Total Investment Securities                                               40,957                41,331
                                                                           ------------------------------------
Loans                                                                             88,067                80,469
Allowance for Loan Losses                                                        (1,464)               (1,300)
                                                                           ------------------------------------
        Loans, net                                                                86,603                79,169
                                                                           ------------------------------------
Premises and Equipment, net                                                        1,543                 1,536
Accrued Interest Receivable                                                          992                   956
Core Deposit Intangible, net of Accumulated
     Amortization of $0 in 1999 and $1,085 in 1998                                     -                    41
Deferred Tax Asset                                                                 1,033                   554
Other Assets                                                                         583                   349
                                                                           ------------------------------------
        Total Assets                                                           $ 141,237             $ 133,980
                                                                           ====================================

LIABILITIES
---------------------------------------------------------------------------------------------------------------
Deposits:
     Non-Interest Bearing Demand                                                $ 24,225              $ 29,534
     Interest Bearing:
        Savings and NOW Accounts                                                  57,386                46,594
        Time Deposits of $100,000 and over                                        10,763                11,728
        Other Time Deposits                                                       25,772                31,972
                                                                           ------------------------------------
         Total Deposits                                                          118,146               119,828
                                                                           ------------------------------------
Accrued Interest Payable                                                             472                   449
Securities Sold Under Agreements to Repurchase                                     5,395                     -
Federal Funds Purchased                                                            3,300                     -
Other Liabilities                                                                    648                   864
                                                                           ------------------------------------
        Total Liabilities                                                        127,961               121,141
                                                                           ------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 11)                                                -                     -
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Preferred Stock: 1,000,000 authorized;
     none outstanding                                                                  -                     -
Common Stock: 3,000,000 authorized;
     2,033,036 and 1,941,726 issued and outstanding in 1999 and
        1998, respectively                                                        14,232                13,548
Accumulated Earnings                                                               (508)                 (756)
Net Unrealized Gain/(Loss) on Investment Securities Available for Sale             (448)                    47
                                                                           ------------------------------------
        Total Shareholders' Equity                                                13,276                12,839
                                                                           ------------------------------------

        Total Liabilities and Shareholders' Equity                             $ 141,237             $ 133,980
                                                                           ====================================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Consolidated Statement of Operations
MetroBanCorp & Subsidiary
     (dollars in thousands, except per share data)

                                                                                  Year ended December 31,
                                                                            1999           1998           1997
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and Fees on Loans                                            $  7,925       $  7,851       $  7,133
     Interest on Investment Securities                                        2,275          1,739          1,586
     Interest on Federal Funds Sold                                             108            391            104
                                                                       -------------  -------------   ------------
Total Interest Income                                                        10,308          9,981          8,823
                                                                       -------------  -------------   ------------

INTEREST EXPENSE:
     Interest on Deposits                                                     3,998          4,292          3,754
     Interest on Term Borrowings                                                 87              -             37
                                                                       -------------  -------------   ------------
Total Interest Expense                                                        4,085          4,292          3,791
                                                                       -------------  -------------   ------------
Net Interest Income                                                           6,223          5,689          5,032
     Provision for Loan Losses                                                  232            311            200
                                                                       -------------  -------------   ------------
Net Interest Income after Provision
     for Loan Losses                                                          5,991          5,378          4,832
                                                                       -------------  -------------   ------------

NON-INTEREST INCOME:
     Service Charges on Deposit Accounts                                        399            354            319
     Net Securities Loss                                                          -            (9)           (15)
     Other Service Charges, Commissions and Fees                                708            616            483
     Gain on Sale of Real Estate                                                  -              -             90
                                                                       -------------  -------------   ------------
Total Non-Interest Income                                                     1,107            961            877
                                                                       -------------  -------------   ------------

NON-INTEREST EXPENSE:
     Salaries and Employee Benefits                                           2,254          1,957          1,797
     Net Occupancy Expense                                                      432            391            327
     Equipment Expense                                                          356            359            437
     Advertising and Public Relations                                           249            241            234
     Legal and Professional Services                                            189            225            258
     Data Processing                                                            343            325            275
     FDIC Insurance Assessment                                                   29             28             25
     Student Loan Servicing Fees                                                 31             37             63
     Amortization of Core Deposit Intangible                                     41            141            141
     Other                                                                      888            862            803
                                                                       -------------  -------------   ------------

Total Non-Interest Expense                                                    4,812          4,566          4,360
                                                                       -------------  -------------   ------------
Income Before Income Taxes                                                    2,286          1,773          1,349
     Applicable Income Taxes                                                    884            722            540
                                                                       -------------  -------------   ------------
                                                                           $  1,402       $  1,051        $   809
NET INCOME                                                             =============  =============   ============

                                                                           $   0.69       $   0.52       $   0.40
NET INCOME PER COMMON SHARE                                            =============  =============   ============

                                                                           $   0.67       $   0.49       $   0.39
NET INCOME PER COMMON SHARE - ASSUMING DILUTION                        =============  =============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                       2,035,442      2,038,812      2,038,812
                                                                       -------------  -------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING-ASSUMING DILUTION                     2,104,165      2,147,284      2,078,706
                                                                       -------------  -------------   ------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Consolidated Statement of Cash Flows
MetroBanCorp & Subsidiary
(dollars in thousands)

                                                                                     Year ended December 31,
OPERATING ACTIVITIES:                                                             1999         1998         1997
------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $ 1,402      $ 1,051        $  809
Adjustments to Reconcile Net Income to
     Cash Provided by Operating Activities:
         Provision for Loan Losses                                                 232          311           200
         Deferred Income Tax Benefit                                             (115)        (141)         (164)
         Depreciation and Amortization                                             360          451           517
         Gain on Sale of Real Estate                                                 -            -          (90)
         Gain on Sale of Securities                                                  -            9            15
         (Increase)/Decrease in Accrued Interest Receivable                       (36)        (122)            37
         (Increase)/Decrease in Other Assets                                     (234)           99            51
         Increase in Accrued Interest Payable                                       23           23             7
         Increase/(Decrease) in Other Liabilities                                (217)         (62)           247
                                                                            -----------  -----------  ------------
Total Adjustments                                                                   13          568           820
                                                                            -----------  -----------  ------------
Net Cash Provided by Operating Activities                                        1,415        1,619         1,629
                                                                            -----------  -----------  ------------

INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
     Proceeds from Maturities of Investment Securities Held to Maturity              -        8,020           500
     Proceeds from Maturities of Investment Securities Available for Sale        2,230        8,876           400
     Proceeds from Sales of Investment Securities Available for Sale             8,476        4,500        10,997
     Purchases of Investment Securities Available for Sale                    (11,080)     (32,973)       (8,483)
     Purchases of Investment Securities Held to Maturity                             -      (1,717)             -
     Proceeds from Sales of Student Loans                                           32            -         3,546
     Proceeds from the Repayment of Student Loans                                  608          562         1,119
     Net Loans made to Customers                                               (8,459)      (3,744)      (16,643)
     Purchases of Premises and Equipment                                         (326)        (439)         (320)
     Proceeds from the Sale of Real Estate                                           -            -           461
                                                                            -----------  -----------  ------------
Net Cash Used for Investing Activities                                          (8,519)     (16,915)       (8,423)
                                                                            -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
     Net Increase in Demand Deposits, NOW  and Savings Accounts                  5,483        7,076        10,404
     Net Increase/(Decrease) in Time Deposits                                  (7,165)        1,518         1,546
     Net Increase/(Decrease) in Securities Sold under
          Agreements to Repurchase                                               5,395            -       (1,500)
     Cash Dividends Paid                                                         (427)        (349)         (336)
     Net Increase in Fed Funds Purchased                                         3,300            -             -
                                                                            -----------  -----------  ------------
Net Cash Provided by Financing Activities                                        6,586        8,245        10,114
                                                                            -----------  -----------  ------------
 Net Increase/(Decrease) in Cash and
      Cash Equivalents                                                           (518)      (7,051)         3,320

 Cash and Cash Equivalents at Beginning of Period                               10,044       17,095        13,775
                                                                            -----------  -----------  ------------
 Cash and Cash Equivalents at End of Period                                    $ 9,526      $10,044       $17,095
                                                                            ===========  ===========  ============

Supplemental Disclosure of Cash Flow Information:
     Cash Paid During the Year for Interest Expense                            $ 3,902      $ 4,288       $ 3,767
     Cash Paid During the Year for Income Taxes                                  1,036          912           612

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
MetroBanCorp & Subsidiary
(dollars in thousands)

                                                                                                                Total
                                         Common               Accumulated   Accumulated Other                   Share-
                                         Shares     Common     Earnings /     Comprehensive    Comprehensive   holders'
                                       Outstanding   Stock     (Deficit)         Income           Income        Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996             1,681,291     11,210          407               (116)                     11,501
Net Income                                      -          -          809                   -           809          809
    Unrealized Gains on Securities,
    net of Tax and                              -          -            -
         Reclassification Adjustment                                                      158           158          158
         (see Disclosure)                                                                      -------------
    Comprehensive Income                        -          -            -                               967            -
                                                                                               =============
    Cash Dividend ($0.16 per share)                                 (336)                                          (336)
-----------------------------------------------------------------------------------------------             -------------
Balances, December 31, 1997             1,681,291     11,210          880                  42                     12,132
Net Income                                      -          -        1,051                   -         1,051        1,051
    Unrealized Gains on Securities,
    net of Tax and                              -          -            -
         Reclassification Adjustment                                                        5             5            5
         (see Disclosure)                                                                      -------------
    Comprehensive Income                                                                              1,056            -
                                                                                               =============
    Cash Dividend ($0.17 per share)                                 (349)                                          (349)
    5% Stock Dividend                      84,017        880        (880)                                              -
    10% Stock Dividend                    176,418      1,458      (1,458)                                              -
-----------------------------------------------------------------------------------------------             -------------
Balances, December 31, 1998             1,941,726     13,548        (756)                  47                     12,839
Net Income                                      -          -        1,402                   -         1,402        1,402
    Unrealized Gains on Securities,
    net of Tax and                              -          -            -
         Reclassification Adjustment                                                    (495)         (495)        (495)
         (see Disclosure)                                                                      -------------
    Comprehensive Income                                                                                907            -
                                                                                               =============
    Cash Dividend ($0.21 per share)                                 (427)                                          (427)
    MetroBanCorp Employee Equity Plan         382          3            -                                              3
    Purchases of Common Stock             (5,983)       (46)            -                                           (46)
    5% Stock Dividend                      96,911        727        (727)                                              -
-----------------------------------------------------------------------------------------------             -------------
Balances, December 31, 1999             2,033,036     14,232        (508)               (448)                     13,276
                                       =======================================================              =============

    Disclosure of Reclassification Amount             1999           1998            1997
    ----------------------------------------------------------------------------------------
    Unrealized Holding (Losses)/Gains Arising
         During Period                                (495)            13              272
    Less: Reclassification Adjustment for
         Losses Included in Net Income                    -            (5)              (9)
    Income Tax Expense Related to Items of
    Other Comprehensive Income                            -            (3)            (105)
                                               ---------------------------------------------
    Net Unrealized Gains on Securities                (495)             5              158
                                               =============================================

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

      Loans - Interest income on all loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The Bank's policy is to place loans on non-accrual status when management believes the collection of interest to be doubtful. Loans are charged off when they are deemed uncollectible.

      Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan's yield. The Bank is generally amortizing these amounts over the contractual life of the related loans.

      Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation included in non-interest expense are computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 30 years. Routine maintenance, repairs and minor improvements are charged to non-interest expense as incurred.

      Core Deposit Intangible - The core deposit intangible represents the excess of acquisition costs over the fair value of net assets acquired and is being amortized on the straight-line basis over a period of eight years.

      Securities Sold Under Agreements to Repurchase - These securities are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were sold plus accrued interest. It is Metro's policy to relinquish control of securities sold under the agreements to repurchase. Metro also monitors its exposure with respect to securities borrowed transactions. The maximum amount of outstanding agreements at any month-end was $5.4 and $0 million during 1999 and 1998, respectively. The daily average outstanding balance of securities sold under agreements to repurchase amounted to $1.7 million and $0 for the years ended December 31, 1999 and 1998 respectively.

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

                                                                                For the Year Ended 1999
                                                                       Income
                                                                     (Numerator)          Shares         Per-Share
                                                                   (in thousands)     (Denominator)       Amount
                                                                  ------------------ -----------------  ------------
      Net Income per Common Share
      Income available to common
      Stockholders                                                     $1,402           2,035,442          $.69
                                                                                                        ============

      Effects of Dilutive Options
      Stock options                                                       -                68,723
                                                                  ------------------ -----------------

      Net Income per Common Share-Assuming Dilution                    $1,402           2,104,165          $.67
                                                                  ================== =================  ============

                                                                               For the Year Ended 1998
                                                                       Income
                                                                     (Numerator)          Shares         Per-Share
                                                                   (in thousands)     (Denominator)       Amount
                                                                  ------------------ -----------------  ------------
      Net Income per Common Share
      Income available to common
      Stockholders                                                     $1,051           2,038,812          $.52
                                                                                                        ============

      Effects of Dilutive Options
      Stock options                                                       -              108,472
                                                                  ------------------ -----------------

      Net Income per Common Share-Assuming Dilution                    $1,051           2,147,284          $.49
                                                                  ================== =================  ============


                                                                               For the Year Ended 1997
                                                                       Income
                                                                     (Numerator)          Shares         Per-Share
                                                                   (in thousands)     (Denominator)       Amount
                                                                  ------------------ -----------------  ------------
      Net Income per Common Share
      Income available to common
      Stockholders                                                      $809            2,038,812          $.40
                                                                                                        ============

      Effects of Dilutive Options
      Stock options                                                       -               39,894
                                                                  ------------------ -----------------

      Net Income per Common Share-Assuming Dilution                     $809            2,078,706          $.39
                                                                  ================== =================  ============

      Per share data included in Metro's consolidated statement of operations for 1999, 1998 and 1997 was based on the weighted average number of common shares outstanding.

      Reclassifications - Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income.

      Impact of Accounting Changes - Effective January 1, 1998, Metro adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The impact of this adoption is presented in the Consolidated Statement of Shareholders' Equity.

      Effective January 1, 1998, Metro adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardized the disclosure requirements for pensions and other postretirement benefits. The adoption of this statement does not impact Metro's financial condition or its results of operations.

      In June, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires, among other things, that all derivative instruments be recorded on the balance sheet at their fair value. During 1999, the FASB issued SFAS No. 137 which delays the implementation of SFAS No. 133. Under SFAS No. 137, Metro is required to adopt SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Metro). Metro is currently evaluating the impact of this statement on its results of operations and its financial position.

      Stock Dividends - A five percent stock dividend was declared on March 12, 1998 to shareholders of record on March 18, 1998 and distributed on April 6, 1998. A ten percent stock dividend was declared on January 8, 1999 to shareholders of record on January 19, 1999 and distributed on February 8, 1999. A five percent stock dividend was declared on January 10, 2000 to shareholders of record on January 20, 2000 and distributed on February 7, 2000. All average share and per share amounts have been retroactively adjusted for all prior years to reflect these stock dividends.

3.    INVESTMENT SECURITIES

      Investment securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. During 1999, dual index derivative securities balances were reduced from $ 2.0 million to $ 1.5 million through maturity or sale. Interest rate risk associated with the remaining dual index derivative securities is not material. The bank has the ability to hold remaining derivative securities until the maturity dates, when differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale. The amortized cost and estimated market values of investment securities are as follows:

Investment Securities Portfolio
(dollars in thousands)
                                                                                Gross           Gross
                                                             Amortized        Unrealized      Unrealized      Fair Market
                                                               Cost             Gains           Losses           Values
                                                           --------------    -------------   -------------    -------------
December 31, 1999
Investment Securities Held to Maturity
--------------------------------------
U.S. Government Agencies and Corporations                         $1,500               $-           ($109)          $1,391
Municipal Securities                                               1,712                -             (36)           1,676
                                                           --------------    -------------   --------------   -------------
        Total Investment Securities Held to Maturity              $3,212               $-           ($145)          $3,067
                                                           --------------    -------------   --------------   -------------

Investment Securities Available for Sale
----------------------------------------
Mortgage-Backed & Other Securities                               $30,001               $-           ($597)         $29,404
U.S. Government  Agencies and Corporations                         8,496                -            (155)           8,341
                                                           --------------    -------------   --------------   -------------
       Total Investment Securities Available for Sale            $38,497               $-           ($752)         $37,745
                                                           --------------    -------------   --------------   -------------

                          Total Investment Securities            $41,709               $-           ($897)         $40,812
                                                           ==============    =============   ==============   =============



December 31, 1998
Investment Securities Held to Maturity
--------------------------------------
U.S. Government Agencies and Corporations                         $1,889               $-            ($63)          $1,826
Municipal Securities                                               1,716               29                -           1,745
                                                           --------------    -------------    -------------   -------------
        Total Investment  Securities Held to Maturity             $3,605              $29            ($63)          $3,571
                                                           --------------    -------------    -------------   -------------

Investment Securities Available for Sale
----------------------------------------
Mortgage-Backed Securities                                       $28,843              $46               $-         $28,889
U.S. Government  Agencies and Corporations                         8,799               38                -           8,837
                                                           --------------    -------------    -------------   -------------
       Total Investment Securities Available for Sale            $37,642              $84               $-         $37,726
                                                           --------------    -------------    -------------   -------------

                          Total Investment Securities            $41,247             $113            ($63)         $41,297
                                                           ==============    =============    =============   =============

The carrying value of U.S. government agencies, corporation securities, and mortgaged backed securities at December 31, 1999 and 1998 are shown below by the contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

Maturity Distribution of Investment Securities
(dollars in thousands)

                                                                          As of December 31, 1999
                                                            Held to Maturity                Available for Sale
                                                       ----------------------------   --------------------------------
                                                        Amortized     Fair Market      Amortized        Fair Market
                                                          Cost           Value            Cost             Value
                                                       ------------  --------------   -------------   ----------------
  Mortgage Backed Securities
  --------------------------
  Due Within One Year                                           $-              $-            $797               $795
  1 - 5 Years                                                    -               -               -                  -
  5 - 10 Years                                                   -               -           4,045              3,981
  Due After 10 Years                                             -               -          25,159             24,628
                                                       ------------  --------------   -------------   ----------------
       Total Mortgage Backed Securities                         $-              $-         $30,001            $29,404
                                                       ------------  --------------   -------------   ----------------
  U.S. Government Agencies and Corporations
  -----------------------------------------
  Due Within One Year                                           $-              $-            $500               $498
  1 - 5 Years                                                1,500           1,391           7,996              7,843
  5 - 10 Years                                                   -               -               -                  -
  Due After 10 Years                                             -               -               -                  -
                                                       ------------  --------------   -------------   ----------------
       Total U.S. Government Agencies and
       Corporations                                         $1,500          $1,391          $8,496             $8,341
                                                       ------------  --------------   -------------   ----------------
  Municipal Securities
  --------------------
  Due Within One Year                                           $-              $-              $-                 $-
  1 - 5 Years                                                  658             646               -                  -
  5 - 10 Years                                               1,054           1,030               -                  -
  Due After 10 Years                                             -               -               -                  -
                                                       ------------  --------------   -------------   ----------------
       Total Municipal Securities                           $1,712          $1,676              $-                 $-
                                                       ------------  --------------   -------------   ----------------

                           Total Investment Securities      $3,212          $3,067         $38,497            $37,745
                                                       ------------  --------------   -------------   ----------------

                                                                          As of December 31, 1998
                                                            Held to Maturity                Available for Sale
                                                       ----------------------------   --------------------------------
                                                        Amortized     Fair Market      Amortized        Fair Market
                                                          Cost           Value            Cost             Value
                                                       ------------  --------------   -------------   ----------------
  Mortgage Backed Securities
  --------------------------
  Due Within One Year                                           $-              $-              $-                 $-
  1 - 5 Years                                                    -               -             721                722
  5 - 10 Years                                                   -               -           4,004              4,039
  Due After 10 Years                                             -               -          24,118             24,128
                                                       ------------  --------------   -------------   ----------------
       Total Mortgage Backed Securities                         $-              $-         $28,843            $28,889
                                                       ------------  --------------   -------------   ----------------
  U.S. Government Agencies and Corporations
  -----------------------------------------
  Due Within One Year                                         $389            $389            $500               $503
  1 - 5 Years                                                1,500           1,437           6,299              6,331
  5 - 10 Years                                                   -               -           2,000              2,003
  Due After 10 Years                                             -               -               -                  -
                                                       ------------  --------------   -------------   ----------------
       Total U.S. Government Agencies and
       Corporations                                         $1,889          $1,826          $8,799             $8,837
                                                       ------------  --------------   -------------   ----------------
  Municipal Securities
  --------------------
  Due Within One Year                                           $-              $-              $-                 $-
  1 - 5 Years                                                  154             157               -                  -
  5 - 10 Years                                               1,562           1,588               -                  -
  Due After 10 Years                                             -               -               -                  -
                                                       ------------  --------------   -------------   ----------------
       Total Municipal Securities                           $1,716          $1,745              $-                 $-
                                                       ------------  --------------   -------------   ----------------

                           Total Investment Securities      $3,605          $3,571         $37,642            $37,726
                                                       ------------  --------------   -------------   ----------------

      Securities with a carrying value of approximately $10.5 million and $0.5 million were pledged at December 31, 1999 and 1998, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

      In addition, all otherwise unpledged securities are pledged as collateral for Federal Home Loan Bank advances.

      Proceeds from sales of investment securities available for sale were $8.5 million in 1999 as compared to $4.5 million in 1998. The gross realized gains/losses on sale of investment securities amounted to $0 during 1999 compared to gains of $0 and losses of $9,000 in 1998.

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

      Federal Funds Sold/Purchased - For these instruments, the carrying amount is a reasonable estimate of fair value.

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

      Securities Sold Under Agreements to Repurchase - For these instruments, the carrying amount is a reasonable estimate of fair value.

      Off-Balance Sheet Financial Instruments - Loan commitments and standby letters of credit are generally of a short-term nature and therefore, their carrying amount is a reasonable estimate of their fair value. Carrying amounts which are comprised of the unamortized fee income are immaterial.

      The estimated carrying and fair values of Metro's financial instruments as of December 31, 1999, are as follows (dollars in thousands):

                                                                          December 31,
                                               --------------------------------------------------------------------
                                                           1999                                   1998
                                               ------------------------------         -----------------------------
                                                 Carrying                              Carrying
                                                   Value         Fair Value              Value         Fair Value
                                               --------------    ------------         ------------    -------------
       Financial Assets:
       Cash & Due from Bank                           $9,526          $9,526               $7,719           $7,719
       Federal Funds Sold                                  -               -                2,325            2,325
       Investment Securities                          40,957          40,812               41,331           41,297
       Loans, Net                                     86,603          88,289               79,169           84,070
       Deposits                                      118,146         118,054              119,828          120,848
       Securities Sold Under
          Agreements to Repurchase                     5,395           5,395                    -                -
       Federal Funds Purchased                         3,300           3,300                    -                -

5.    LOANS

      Total loans at December 31, 1999 and 1998 by major loan categories are as follows (dollars in thousands):

                                                   1999           1998
                                                   ----           ----
                 Commercial & Agricultural         $22,067       $20,288
                 Real Estate - Construction          1,295         2,399
                 Real Estate - Mortgage             41,603        36,890
                 Installment                        19,338        16,487
                 Student Loans                       3,764         4,405
                                                -----------   -----------

                         Total Loans                88,067        80,469

                 Allowance for Loan Losses         (1,464)       (1,300)
                                                -----------   -----------
                 Loans, Net                        $86,603       $79,169
                                                ===========   ===========

      Transactions in the allowance for loan loss account for the years indicated were as follows (dollars in thousands):

                                                 1999      1998   1997
                                                 ----      ----   ----

                   Balance at Beginning of Year  $1,300     $998   $866
                   Provision for Loan Losses        232      311    200
                   Charged-Off Loans               (78)     (29)   (80)
                   Recoveries                        10       20     12
                                                 ------   ------  ------

                   Balance at End of Year        $1,464   $1,300   $998
                                                 ======   ======  ======

      As of December 31, 1999, Metro had investments in loans which were impaired in accordance with SFAS No.'s 114 and 118 of $443,000. Of this amount, none had a related specific allowance. As of December 31, 1998, Metro had investments in loans which were impaired in accordance with SFAS No.'s 114 and 118 of $368,700. Of this amount, $364,100 had no related specific allowance. The remaining $4,600 of impaired loans were fully reserved.

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

      For the year ended December 31, 1999, the average balance of impaired loans was $373,000. Interest income of $38,000 would have been recorded in 1999 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 1999, interest income in the amount of $10,000 was recorded on impaired loans prior to being classified as impaired. For the year ended December 31, 1998, the average balance of impaired loans was $215,400. Interest income of $20,832 would have been recorded in 1998 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 1998, interest income in the amount of $7,922 was recorded on impaired loans prior to being classified as impaired.

6.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 1999 and 1998 consist of the following (dollars in thousands):

                                                                   1999             1998
                                                                   ----             ----
                      Land and Improvements                            $200             $200
                      Building and Improvements                       1,314            1,182
                      Furniture and Equipment                         2,080            1,896
                                                                ------------    -------------
                              Total                                   3,594            3,278

                      Less:  Accumulated Depreciation and
                      Amortization                                  (2,051)          (1,742)
                                                                ------------    -------------

                              Total, Net                            $1,543           $1,536
                                                                ============    =============

7.    DEPOSITS

      The aggregate amount of time deposits in denominations of $ 100,000 or more at December 31, 1999 and 1998 was $10,763,000 and $ 11,728,000,
      respectively.

      At December 31, 1999, the scheduled maturities of time deposits (in thousands) are as follows:


                          2000                $27,059
                          2001                  6,157
                          2002                  1,628
                          2003                  1,001
                          2004                    376
                        Thereafter                314
                                           ----------
                                              $36,535

      Currently, the Bank has available separate agreements with two regional banks which provide for the purchase of Federal funds to meet short-term liquidity needs. The total amount of Federal funds available to the Bank under these agreements is $4.0 million. The Bank also maintains a line of credit with the Federal Home Loan Bank in the amount of $ 7.5 million to meet liquidity needs. The Bank had no Federal Funds purchased during 1999.

8.    BENEFIT PLANS

      Employees' Thrift and Retirement Plan - Metro maintains a trusteed contributory thrift and retirement plan (Employees' Thrift and Retirement
      Plan) covering all employees who have attained the age of twenty-one and work a minimum of one thousand hours per calendar year. Salary redirection or "401(k)" contributions are made to the Employees' Thrift and Retirement Plan pursuant to a Salary Redirection Agreement between each eligible employee and the Bank. Eligible employees may contribute up to 10 percent of their pre-tax compensation, limited by the amount allowed by the IRS. Effective January 1, 1995, Metro increased the amount of employee contributions it matches from 75 percent to 100 percent of the first 6 percent of the employee's compensation, provided the employee contributes at least 2 percent of their compensation to the Plan. Metro may make additional profit sharing contributions to the Plan as determined and approved by the Board of Directors. Employees vest 100 percent in Metro's matching and discretionary profit sharing contributions at the end of five years of Plan participation. Metro's contribution expense related to the Employees' Thrift and Retirement Plan amounted to $69,000, $68,000, and $58,000 in 1999, 1998, and 1997, respectively.

      Supplemental Executive Retirement Plan - Effective January 1, 1993, Metro established the Supplemental Executive Retirement Plan (SERP), a non-qualified deferred compensation plan, for certain executive officers of Metro. The provisions of the SERP allow the Plan's participants who are also participants of the Employees' Thrift and Retirement Plan to defer compensation from Metro or receive contributions without regard to the amounts limited by the IRS under the Employee's Thrift and Retirement Plan. SERP participants' salary deferrals, however, are limited to amounts not to exceed 25 percent of the participant's compensation, including amounts contributed to the Employees' Thrift and Retirement Plan. Metro may make matching contributions in percentage amounts as described under the Employees' Thrift and Retirement Plan. Also, Metro may make discretionary contributions to the SERP as determined and approved by the Board of Directors. Metro's contribution expense related to the SERP was $28,000, $19,000, and $13,000 in 1999, 1998, and 1997, respectively.

      Employee Equity Ownership Plan - Effective January 1, 1999, Metro established the Employee Equity Ownership Plan (EEOP), an equity-based compensation plan, for certain employees of Metro as defined by the plan. In order to receive an award under the EEOP, the employee must be actively employed throughout the computation period. The EEOP is designed and intended to promote the achievement of the Bank's goals by providing an incentive to employees to assist in meeting those goals, and to share the results of meeting or exceeding those goals with the employees. Metro's contribution expense related to the EEOP was $3,000 in 1999.

9.    STOCK  AND CAPITAL ADEQUACY

      For information on capital adequacy, see section entitled "Capital Resources and Capital Adequacy," in Management's Discussion and Analysis section on page 11 of the Annual Report.

10.   STOCK OPTION PLANS

      Prior to 1991, Metro had three stock option plans: the 1987 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, the 1987 Directors' Stock Option Plan for those persons who serve as directors of Metro and the Bank, and the Incorporators' and Founders' Stock Option Plan. During 1991, shareholders of Metro approved the repricing of all outstanding options and stock appreciation rights (SAR's) granted under these plans to a then current fair market price of $5.57 per share, and shareholders approved extending, until December 31, 2000, the term of each outstanding option and SAR. Shareholders also approved termination of all three of these plans. All options and SAR's granted under such plans prior to their termination may be exercised until the expiration date.

      During 1991, shareholders of Metro adopted the 1991 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank and the 1991 Directors' Stock Option Plan for directors of Metro and the Bank. Options and SARs under these plans are fully vested at the grant date, except for options granted to the directors of the Bank which vest at 20 percent per year. All options granted under these plans have an exercise price of $5.57 per share.

      During 1994, shareholders of Metro adopted the 1994 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, and the 1994 Directors' Stock Option Plan for directors of Metro. Options and SAR's under these plans are fully vested at the grant date. Options granted under these plans have exercise prices ranging from $4 to $9 per share.

      As of December 31, 1999, there were 465,878 shares of common stock reserved for issuance under these plans. Stock option activity under these plans was as follows (information has been restated for stock dividend issuances):

                                                 Number of            Weighted Average
                    Options                        Shares               Share Price
        ----------------------------------------------------------------------------------
               December 31, 1996                      198,419                $5.34
                   Granted                             52,633                 5.50
        ----------------------------------------------------------------------------------
               December 31, 1997                      251,052                $5.37
                    Granted                            42,446                 7.52
                    Granted                             8,662                 8.55
                    Cancelled                         (2,205)                 5.93
        ----------------------------------------------------------------------------------
               December 31, 1998                      299,955                $5.77
                    Granted                            40,430                 8.55
                    Granted                             6,300                 7.14
                    Granted                             8,925                 7.14
                    Cancelled                        (18,018)                 6.52
        ----------------------------------------------------------------------------------
               December 31, 1999                      337,592                $6.13
                                                                        ===========
                     Shares exercisable               337,592
                                               ===============

      Metro accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Metro's net income would have been reduced to $1,283,000 ($0.63 per share) in 1999, $960,000 ($0.49 per share) in 1998, and $734,000 ($0.38 per share) in
      1997. Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

      The Black Scholes Model was utilized to calculate the estimated fair value of options utilizing the information and assumptions that follows. Options outstanding at December 31, 1999, have a weighted average remaining life of 4.1 years. The weighted average fair value of the options granted was $4.01 per share in 1999 and $3.58 per share in 1998. The fair value of each option is estimated on the date of grant using a risk-free interest rate of 5.07 percent in 1999 and 5.50 percent in 1998; expected dividend yields of 2.44 percent in 1999 and 1.94 percent in 1998; expected lives of
      9.9 years in 1999 and 6.1 years in 1998; and expected volatility of 41.8 percent in 1999 and 38.7 percent in 1998.

11.   INCOME TAXES

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

                                    1999              1998              1997
                                    ----              ----              ----
      Federal   - Current               $784               $659              $572
                - Deferred              (97)              (120)             (139)
                               --------------    ---------------    --------------
                                        $687               $539              $433
                               --------------    ---------------    --------------

      State     - Current               $215               $204              $132
                - Deferred              (18)               (21)              (25)
                               --------------    ---------------    --------------
                                        $197               $183              $107
                               --------------    ---------------    --------------

                                        $884               $722              $540
                               ==============    ===============    ==============

      A reconciliation between Metro's effective tax rate and the U.S. federal statutory rate is as follows:

                                                                   1999        1998        1997
                                                                   ----        ----        ----
      U.S. Federal Statutory Rate                                 35.0%       35.0%       35.0%
      State Income Taxes, Net of U.S. Federal Income Tax
             Benefit                                               5.6         6.5         6.5
      Effect of Graduated Income Taxes                            (1.0)       (1.0)       (1.0)
      Tax Exempt Interest                                         (1.0)       (0.8)         -
      Other                                                        0.1         1.0        (0.5)
                                                                ---------   ---------   ---------
                                                                  38.7%       40.7%       40.0%
                                                                =========   =========   =========

      The significant components of Metro's net deferred tax asset as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                           1999            1998
                                                                        ------------    ------------
                  Book over Tax Depreciation                                   $105             $82
                  Provision for Loan Losses                                     537             444
                  Net Unrealized Loss/(Gain) on Investment
                      Securities Available for Sale                             304            (37)
                  Other                                                          87              65
                                                                        ------------    ------------

                                                                             $1,033            $554
                                                                        ============    ============

      No valuation allowance was required for the years reported due to management's belief that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

12.   COMMITMENTS AND CONTINGENCIES

      Metro has entered into non-cancelable operating leases for its main office and five branch offices. The main office lease will expire in 2005 while the expiration of the branch office leases range from 2000 through 2004. Each operating lease has options to extend into the future. Rental expense for all six offices in 1999 was $174,000. Future aggregate minimum annual rentals (not considering renewal options) are payable as follows:

                       2000           2001           2002            2003             2004         Thereafter
                   -----------    -------------   ------------    ------------     -----------     ----------
                    $363,000        $334,000       $302,000        $274,000         $244,000         $23,000

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

      Metro's financial instruments where contract amounts represent credit risk are as follows (dollars in thousands):

                                                                              1999               1998
                                                                              ----               ----
                 Standby Letters of Credit                                         $13                $50

                 Unused Commercial Lines of Credit & Real
                     Estate Draw Notes                                          17,056             13,807

                 Unused Home Equity & Personal Lines of Credit                   2,191              2,253
                                                                          -------------      -------------

                 Total Commitments                                             $19,260            $16,110
                                                                          =============      =============

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

      Metro's investment in off-balance sheet derivative financial instruments, as defined by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," is limited to fixed and variable interest rate loan commitments. Fixed rate loan commitments are generally extended for no longer than six months. Interest rates on the variable rate loan commitments are adjustable on either a daily or monthly basis.

13.   RELATED PARTY TRANSACTIONS

      Certain directors of Metro and companies with which they are affiliated, and certain principal officers of the Bank, are customers of, and have banking transactions with, the Bank in the ordinary course of business. All such loans, commitments for loans and deposits included in such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

      Loan transactions with directors and their affiliates and principal officers of Metro for 1999 were as follows (dollars in thousands):

      Balance at Beginning of Year                      $1,326
      Loans Made                                           561
      Loan Repayments                                    (775)
                                                     ----------

      Balance at End of Year                            $1,112
                                                     ==========

      Deposits held for directors and their affiliates and principal officers of Metro as of December 31, 1999 were $4.4 million.

      Certain directors and the companies with which they are affiliated also provide services to Metro. Metro conducts business with these affiliated companies for advertising and public relations, legal services and leasing office space.

      Payments made to director-affiliated companies are as follows (dollars in thousands):

                                        1999     1998     1997
                                        ----     ----     ----

      Advertising & Public Relations     $212     $178     $208
      Lease Payments                        -        2       11
      Legal Services                        7        6        7
                                      -------- -------- --------

             Total                       $219     $186     $226
                                      ======== ======== ========

      The Bank purchased student loans from a company of which certain executive officers serve as directors of Metro and the Bank. The loans are serviced by and guaranteed by the seller. Loan servicing fees paid to the seller were $31,000, $37,000 and $63,000 in 1999, 1998 and 1997, respectively.
      The loans are purchased on the same terms as those offered by the seller to other institutions. There were no purchases of student loans in 1999, 1998 or 1997. In 1999 and 1998, the Bank sold $32,000 and $3.5 million respectively, of student loans back to the seller.

14.   PARENT COMPANY FINANCIAL STATEMENTS

      The following are the condensed statements of the parent company.

      MetroBanCorp (Parent Company Only) Condensed Statement of Condition as of December 31, 1999 and 1998 (dollars in thousands):

         ASSETS:                                                   1999             1998
                                                                   ----             ----
             Cash and Cash Equivalents                                   $62             $142
             Investment Securities Available for Sale
                - Market Value (Amortized Cost:
                  1999 - $2,058 and 1998 - $2,498)                     2,039            2,515
             Investment in MetroBank                                  10,968            9,991
             Other                                                       261              204
                                                              ---------------  ---------------

         Total Assets                                                $13,330          $12,852
                                                              ===============  ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY:
             Other Liabilities                                           $54              $13
             Shareholders' Equity                                     13,276           12,839
                                                              ---------------  ---------------

         Total Liabilities and Shareholders' Equity                  $13,330          $12,852
                                                              ===============  ===============

      MetroBanCorp (Parent Company Only) Condensed Statement of Operations for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                           1999            1998            1997
                                                                           ----            ----            ----
      Interest Income                                                           $134            $166            $181
      Non-Interest Expenses                                                    (215)           (281)           (213)
                                                                      --------------- --------------- ---------------
      Loss Before Income Taxes and
            Equity in Undistributed Earnings of
            MetroBank                                                           (81)           (115)            (32)
      Income Tax Benefit                                                          32              46               -
                                                                      --------------- --------------- ---------------
      Loss Before Equity in Undistributed
            Earnings of MetroBank                                               (49)            (69)            (32)
      Equity in Undistributed Earnings of
            MetroBank                                                          1,451           1,120             841
                                                                      --------------- --------------- ---------------
      Net Income                                                              $1,402          $1,051            $809
                                                                      =============== =============== ===============

      MetroBanCorp (Parent Company Only) Condensed Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                                1999          1998           1997
                                                                           ------------- --------------- ------------
      Cash Flows from Operating Activities:
      Net Income                                                                 $1,402          $1,051         $809
                                                                           ------------- --------------- ------------
      Adjustments to Reconcile Net Income to
           Cash Provided by/(Used in) Operating Activities:
      Equity in Undistributed Earning of MetroBank                              (1,451)         (1,120)        (841)
      Depreciation and Amortization                                                   -               -           12
      (Increase)/Decrease in Other Assets                                          (57)               6          336
      Increase/(Decrease) in Other Liabilities                                       41            (64)           61
                                                                           ------------- --------------- ------------
          Total Adjustments                                                     (1,467)         (1,178)        (432)
                                                                           ------------- --------------- ------------
          Net Cash Flows Provided by/(Used in) Operating Activities                (65)           (127)          377
                                                                           ------------- --------------- ------------

      Cash Flows From Investing Activities:
      Proceeds from the Sale of Investment Securities                               100           2,000        2,669
      Proceeds from Maturity of Investment Securities                               400           2,000          400
      Purchases of Investment Securities                                              -         (4,005)      (2,500)
      Net Purchases of Treasury Stock                                              (88)               -            -
                                                                           ------------- --------------- ------------
          Net Cash Flows Provided by/(Used in) Investing Activities                 412             (5)          569
                                                                           ------------- --------------- ------------

      Cash Flows from Financing Activities:
      Cash Dividends Paid                                                         (427)           (349)        (336)
                                                                           ------------- --------------- ------------

      Net Increase/(Decrease) in Cash and Cash Equivalents                         (80)           (481)          610
      Cash and Cash Equivalents at Beginning of Year                                142             623           13
                                                                           ------------- --------------- ------------
      Cash and Cash Equivalents at End of Year                                      $62            $142         $623
                                                                           ============= =============== ============


15.   RESTRICTION ON TRANSFERS FROM METROBANK

      According to banking regulations, the Bank is restricted as to the amount of dividends that can be paid to Metro without prior regulatory approval. Indiana chartered banks are limited in the amount of dividends they may pay to undivided profits of the bank adjusted for statutorily defined bad debts.