Form 10QSB
period 2000-03-31
METROBANCORP
filed 2000-05-15
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              MARCH 31, 2000.


Commission file number:   0-23790
                         ---------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,042,754 Shares of Common Stock
                                           --------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Condition
           March 31, 2000 and December 31, 1999                             3

           Consolidated Statement of Operations
           Three Months Ended March 31, 2000 and 1999                       4

           Consolidated Statement of Cash Flows
           Three Months Ended March 31, 2000 and 1999                       5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 2.    Changes in Securities and Use of Proceeds                       12

Item 3.    Defaults Under Senior Securities                                12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                 13

EXHIBITS                                                                   14

MetroBanCorp

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statement of Condition
(unaudited)
(dollars in thousands)
                                                                              03/31/00      12/31/99
                                                                            -------------  ------------
Assets
   Cash and Due from Banks                                                       $11,395        $9,526
   Federal Funds Sold                                                              4,400             -
                                                                            -------------  ------------
            Total Cash and Cash Equivalents                                       15,795         9,526
   Investment Securities HTM - at Cost                                             3,605         3,212
   Investment Securities AFS - at Market                                          33,770        37,745
                                                                            -------------  ------------
            Total Investment Securities                                           37,375
                                                                                                40,957
   Loans:
            Gross Loans                                                           91,545        88,067
            Less: Allowance for Loan Losses                                      (1,406)       (1,464)
                                                                            -------------  ------------
                Loans, Net                                                        90,139        86,603
   Premises and Equipment, Net                                                     1,778
                                                                                                 1,543
   Accrued Interest Receivable                                                       962           992
   Deferred Tax Asset                                                              1,084         1,033
   Other Assets                                                                      450           583
                                                                            -------------  ------------
            Total Assets                                                        $147,583      $141,237
                                                                            =============  ============
Liabilities
   Deposits:
            Non-Interest Bearing Demand                                          $32,784       $24,225
            Interest Bearing:
                Savings and NOW Accounts                                          58,579        57,386
                Time Deposits of $100,000 and over                                12,122        10,763
                Other Time Deposits                                               26,772        25,772
                                                                            -------------  ------------
                          Total Deposits                                         130,257       118,146

   Accrued Interest Payable                                                          517           472
   Securities Sold Under Agreements to                                             2,584         5,395
   Repurchase
   Federal Funds Purchased                                                             -         3,300
   Other Liabilities                                                                 791           648
                                                                            -------------  ------------
                Total Liabilities                                                134,149       127,961
                                                                            -------------  ------------

Commitments and Contingencies
                                                                                       -             -
Shareholders' Equity
   Preferred Stock:       1,000,000 Shares Authorized; None Outstanding                -             -

   Common Stock:          3,000,000 Shares Authorized;
                          2,042,754 Shares Issued and Outstanding in 2000
                          2,033,036 Shares Issued and Outstanding in 1999         14,267        14,232
   Accumulated Earnings                                                            (316)          (508)
   Net Unrealized Loss on Investment Securities AFS                                (517)          (448)
                                                                            -------------  ------------
            Total Shareholders' Equity                                            13,434        13,276
                                                                            -------------  ------------
   Total Liabilities and Shareholders' Equity                                   $147,583      $141,237
                                                                            =============  ============

See "Notes to Consolidated Financial Statements"

MetroBanCorp

Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statement of Operations
(unaudited)                                                                     Three Months Ended
                                                                            ---------------------------
(dollars in thousands, except share data)
                                                                              03/31/00      03/31/99
                                                                            -------------  ------------
Interest Income
             Interest and Fees on Loans                                           $2,178        $1,892
             Interest on Investment Securities                                       572           574
             Interest on Federal Funds Sold                                            7            12
                                                                            -------------  ------------
                            Total Interest Income                                  2,757         2,478

Interest Expense
             Interest on Deposits                                                  1,090           979
             Other Interest Expense                                                   65             8
                                                                            -------------  ------------
                            Total Interest Expense                                 1,155           987
                                                                            -------------  ------------
                            Net Interest Income                                    1,602         1,491
                                                                            -------------  ------------
             Provision for Loan Losses                                                21            58
                                                                            -------------  ------------
             Net Interest Income after Provision for Loan Losses                   1,581         1,433
                                                                            -------------  ------------

Non-Interest Income
             Service Charges on Deposit Accounts                                     102            95
             Other Service Charges, Commissions and Fees                             167           163
                                                                            -------------  ------------
                            Total Non-Interest Income                                269           258

Non-Interest Expense
             Salaries and Employee Benefits                                          636           521
             Occupancy Expense                                                       121           104
             Equipment Expense                                                       107            84
             Advertising and Public Relations                                         68            57
             Legal, Professional and Audit Services                                   39            45
             Data Processing                                                          95            87
             Amortization of Core Deposit Intangible                                   -            35
             Other                                                                   258           242
                                                                            -------------  ------------
                            Total Non-Interest Expense                             1,324         1,175

                            Income before Income Taxes                               526           516

                            Applicable Income Taxes                                  206           203

                                                                            -------------  ------------
Net Income                                                                          $320          $313
                                                                            =============  ============

Net Income per Common Share                                                        $0.16         $0.15
Net Income per Common Share - Assuming Dilution                                    $0.16         $0.15
Weighted Average Shares Outstanding                                            2,036,190     2,035,768
Weighted Average Shares Outstanding - Assuming Dilution                        2,036,190     2,136,312

See "Notes to Consolidated Financial Statements"

MetroBanCorp

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statement of Cash Flows
(unaudited)
(dollars in thousands)
                                                                              Three months Ended
                                                                        --------------------------------

                                                                           03/31/00         03/31/99
                                                                        ---------------   --------------
Operating Activities:

Net Income                                                                        $320             $313
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                                       21               58
    Depreciation and Amortization                                                   97               75
    (Increase) in Accrued Interest Receivable                                       30               46
    (Increase)/Decrease in Other Assets                                             24             (60)
    Increase/(Decrease) in Accrued Interest Payable                               (45)             (13)
    Increase in Other Liabilities                                                  142              193
                                                                        ---------------   --------------
    Total Adjustments                                                              269              299
                                                                        ---------------   --------------

    Net Cash Provided by Operating Activities                                      589              612
                                                                        ---------------   --------------

Investing Activities:
    Proceeds from Maturities of Investment Securities Available for Sale         1,082            3,625
    Proceeds from Sales of Investment Securities Available for Sale              2,500              100
    Purchases of Investment Securities Available for Sale                            -            (999)
    Proceeds from the Sale of Student Loans                                          -               32
    Proceeds from the Repayment of Student Loans                                   143              164
    Net Loans Made to Customers                                                (3,621)               43
    Purchases of Premises and Equipment                                          (332)             (42)
                                                                        ---------------   --------------
Net Cash Provided by (Used in) Investing Activities                              (228)            2,923
                                                                        ---------------   --------------

Financing Activities:
    Net Increase in DDA, NOW and Savings Accounts                                9,752            3,830
    Net Increase/(Decrease) in Time Deposits                                     2,359          (5,380)
    Net Decrease Fed Funds Purchased                                           (3,300)                -
    Net Decrease Securities Sold Under Agreements to Repurchase                (2,811)                -
    Cash Dividends Paid                                                          (127)            (108)
    Issuance of Common Stock                                                       184                -
    Repurchases of Common Stock                                                  (149)             (25)
                                                                        ---------------   --------------
Net Cash Provided by (Used in) Financing Activities                              5,908          (1,683)
                                                                        ---------------   --------------
Net Increase in Cash and Cash Equivalents                                        6,269            1,852
Cash and Cash Equivalents at Beginning of Period                                 9,526           10,044
                                                                        ---------------   --------------
Cash and Cash Equivalents at End of Period                                     $15,795           11,896
                                                                        ===============   ==============

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

        In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999.

        These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1999.

2.      Investments
        -----------

        The market value and amortized cost of investment securities of Metro as of March 31, 2000 are set forth below:

                                             Market Value        Amortized Cost
                                             ------------        --------------
               Held to Maturity              $  3,449,178         $  3,604,952
               Available for Sale              33,769,976           34,665,534
                                             ------------         ------------
               Total Investments             $ 37,219,154         $ 38,270,486
                                             ============         ============


3.      Allowance for Loan and Lease Losses
        -----------------------------------

        As of March 31, 2000, Metro had investments in loans which are impaired in accordance with SFAS Nos. 114 and 118 of $324,000. Specific allowances on impaired loans were $15,136.

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

4.      Comprehensive Income
        --------------------

        During the first quarter of 1998, Metro adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities. Total comprehensive income was $251,000 and $218,000 for the three month period ended March 31, 2000 and 1999, respectively.

5.      Per Share Data
        --------------

        Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Net income per common share, assuming full dilution, is computed as above except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic net income per common share and net income per common share assuming full dilution:

                                                       For the Three Months Ended
                                   -------------------------------------------------------------------
                                               March 31,                         March 31,
                                                  2000                              1999
                                   --------------------------------- ---------------------------------
                                     Income      Shares    Per Share   Income      Shares    Per Share
                                   (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
                                   --------------------------------- ---------------------------------
       Income Available to Common
       Stockholders                  $320,000    2,036,190             $313,000    2,035,768

       Net Income per Common Share                            $0.16                             $0.15
                                                           =========                         =========

       Effects of Dilutive Options
       Stock Options                        -            -                    -      100,544
                                   ------------------------          ------------------------

       Net Income per Common
       Share - Assuming Dilution     $320,000    2,036,190    $0.16    $313,000    2,136,312    $0.15
                                   ================================= =================================

        Per share data included in Metro's Consolidated Statement of Operations for the month periods ended March 31, 2000 and 1999 was based on the weighted average number of common shares outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of March 31, 2000 as compared to December 31, 1999, and the results of operations for the three month periods ending March 31, 2000 and 1999.

FINANCIAL CONDITION

At March 31, 2000, Metro had total assets of $147.6 million, an increase of $6.3 million or 4.5 percent from December 31, 1999. Consolidated earning assets totaled $133.0 million, or 90.1 percent of total assets, at March 31, 2000. The principal components of earning assets were loans in the amount of $91.2 million or 68.6 percent of total earning assets, and investment securities of $37.4 million or 28.1 percent of total earning assets. Earning assets at December 31, 1999 were $128.6 million, or 91.0 percent of total assets.

LOANS
-----

Total gross loans outstanding increased $3.5 million or 3.9 percent from December 31, 1999 to March 31, 2000. At March 31, 2000, net loans amounted to
61.1 percent of total assets as compared to 61.3 percent at year end 1999. Metro's loan to deposit ratio, which is one measure of liquidity, was 69.2 percent at March 31, 2000, as compared to 73.3 percent at year end 1999.


                          Loan Portfolio at Period-End
                              (dollars in thousands)

                                  March 31, 2000       December 31, 1999          % Change
                              ---------------------- ---------------------  -------------------
Commercial                                  $23,407               $22,067                6.07%
Real Estate - Construction                    1,272                 1,295              (1.78)%
Mortgage                                     42,444                41,603                2.02%
Installment                                  20,801                19,338                7.57%
Student Loans                                 3,621                 3,764              (3.80)%
                              ---------------------- ---------------------  -------------------

                 Total Loans               $91,545               $88,067                3.95%
Less:
Allowance for Loan Losses                   (1,406)               (1,464)              (3.96%)
                              ---------------------- ---------------------  -------------------

                   Net Loans                $90,139               $86,603                4.08%
                              ====================== =====================  ===================


Delinquent loans at March 31, 2000 were $1.2 million, representing 1.3 percent of total loans outstanding. At December 31, 1999, delinquent loans were $935,000 or 1.1 percent of total loans outstanding. Delinquent loans in both periods shown above consisted primarily of student loans guaranteed by a third party. Non-accruing loans at March 31, 2000 amounted to $324,000 as compared to $443,000 at December 31, 1999. There were $87,000 of loans charged-off and $8,000 of recoveries received for the three month period ending March 31, 2000.

At March 31, 2000 and December 31, 1999, Metro had an allowance for loan losses of $1,406,000 and $1,464,000, respectively. The percentage of provision for loan losses to ending loans amounted to 1.5 percent and 1.7 percent for March 31, 2000 and December 31, 1999, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. The provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                            Allowance for Loan Losses
                   Three months ended March 31, 2000 and 1999
                              (dollars in thousands)
                                                     2000            1999
                                                     ----            ----

Allowance for Loan Losses, January 1               $1,464          $1,300
Loans Charged-Off:
     Commercial                                      (68)               -
     Real Estate                                        -               -
     Mortgage                                           -               -
     Installment                                     (19)             (1)
     Student Loans                                      -               -
                                                 ---------       ---------
Total Charged-Off Loans                              (87)             (1)
                                                 ---------       ---------

Recoveries on Charged-Off Loans:
     Commercial                                         3               -
     Real Estate                                        -               -
     Mortgage                                           -               -
     Installment                                        5               -
     Student Loans                                      -               -
                                                 ---------       ---------
Total Recoveries                                        8               -
                                                 ---------       ---------
Net Charged-Off Loans                                (79)             (1)
                                                 ---------       ---------
Provision for Loan Losses                              21              58
                                                 ---------       ---------
Allowance for Loan Losses, March 31                $1,406          $1,357
                                                 =========       =========

Average Loans Outstanding                         $87,631         $79,766
                                                 =========       =========

Net Charged-Off loans to Average Loans               .09%            .00%
                                                 =========       =========


INVESTMENT SECURITIES
---------------------

Total investments at March 31, 2000 were $37.4 million, decreasing by $3.6 million or 8.8 percent from the amount at December 31, 1999. This decrease was due primarily to three securities sold as well as principal paydowns and maturities within the investment securities available for sale category.

DEPOSITS
--------

Total deposits at March 31, 2000 amounted to $130.3 million in comparison to $118.1 million at December 31, 1999, representing an increase of $12.2 million. Since December 31, 1999, non-interest bearing demand deposits increased by $8.6 million or 35.3 percent, while interest bearing deposits increased by $3.6 million or 3.8 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits decreased to $3.9 million from $9.8 million from December 31, 1999. Total liabilities increased by $6.2 million or 4.8 percent to $134.1 million since December 31, 1999.

CAPITAL
-------

Metro's total capital increased by a net amount of $158,000 or 1.2 percent during the first three months of 2000. Metro's earnings in the first three months of 2000 amounted to $320,000. The net unrealized loss on investment securities available for sale amounted to $(517,000) at March 31, 2000, decreasing by $69,000 since December 31, 1999. Capital decreased by $127,000 in 2000 following the payment of a $.0625 quarterly cash dividend per common share outstanding in the month of March, 2000. Capital also decreased by $149,000 as a result of repurchases of common stock by Metro during the first quarter of 2000. Capital increased by $4,000 as a result of grants of common stock to employees of MetroBank under the MetroBanCorp Employee Equity Ownership Plan, and $180,000 resulting from the exercising of 32,634 stock options by directors of MetroBanCorp and MetroBank.

During the first quarter of 2000, the Board of Directors of Metro declared a five percent stock dividend issuable February 7, 2000 to shareholders of record as of January 20, 2000. Fractional share interests resulting from the stock dividend were paid in cash. All share and per share data presented herein have been restated for the effect of this stock dividend.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of March 31, 2000, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of March 31, 2000 (dollars in thousands):

                                                              To Be Well Capitalized
                                                             Under Prompt Corrective
                                      Actual                     Action Provisions
                              -----------------------      -----------------------------
                               Amount        Ratio           Amount           Ratio
                              ----------   ----------      ------------    -------------
Total Capital
(to Risk Weighted Assets)
    Metro                       $15,208       15.13%        >  $10,051      >    10.00%
                                                            -               -
    MetroBank                   $12,694       12.71%        >   $9,988      >    10.00%
                                                            -               -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                       $13,951       13.88%        >   $6,031      >     6.00%
                                                            -               -
    MetroBank                   $11,446       11.46%        >   $5,993      >     6.00%
                                                            -               -

Tier 1 Capital
(to Average Assets)
    Metro                                     10.03%        >   $6,958      >     5.00%
                                                            -               -
                                $13,951
    MetroBank                   $11,446        8.36%        >   $6,849      >     5.00%
                                                            -               -

As of December 31, 1999, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed MetroBank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $1.6 million for the three months ended March 31, 2000, compared to $1.4 million for the comparable period of 1999, an increase of 10.3 percent. MetroBank's provision for loan loss expense was $21,000 for the three months ended March 31, 2000, compared to $58,000 for the same period in 1999. The provision made in 2000 was a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of MetroBank's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $1.3 million for the three month period ending March 31, 2000, compared to $1.2 million for the same period one year earlier. This represents an increase of 12.7 percent compared to the same three month period in 1999.

NET INCOME
----------

Metro recognized net income of $320,000 for the three month period ending March 31, 2000, compared to $313,000 for the same period one year earlier, representing an increase of 2.2 percent.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - none.
-------  -----------------

Item 2.  Changes in Securities and Use of Proceeds - none.
-------  -----------------------------------------

Item 3.  Defaults Under Senior Securities - none.
-------  --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none.
-------  ---------------------------------------------------

Item 5.  Other Information
-------  -----------------

During the first quarter of 2000, MetroBank opened its eighth banking office at 11815 Allisonville Road, Fishers, Indiana within an existing retail shopping center. The center is located in a high traffic area within a fast growing community of Hamilton County. MetroBank's presence in this center will provide greater convenience and accessibility for current and potential MetroBank customers.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a)     Exhibits:

        Exhibit 27           Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   METROBANCORP
                                                   (Registrant)

May 15, 2000                                       By: /S/  Ike G. Batalis
                                                      --------------------
                                                      Ike G. Batalis
                                                      Chairman and
                                                      President (Principal
                                                      Executive Officer)



May 15, 2000                                       By: /S/  Charles V. Turean
                                                       ----------------------
                                                       Charles V. Turean
                                                       Executive Vice President
                                                       (Principal Financial and
                                                       Accounting Officer)