Form 10QSB
period 2000-06-30
METROBANCORP
filed 2000-08-04
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            JUNE 30, 2000.


Commission file number:    0-23790
                        ----------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

Indiana                               35-1712167
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana        46290
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(317) 573-2400
---------------------------
(Issuer's telephone number)

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,997,754 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     Consolidated Statements of Condition
     June 30, 2000 and December 31, 1999                                  3

     Consolidated Statements of Operations and Comprehensive Income
     Three Months Ended June 30, 2000 and 1999                            4

     Consolidated Statements of Operations and Comprehensive Income       5
     Six Months Ended June 30, 2000 and 1999

     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and 1999                              6

     Notes to Consolidated Financial Statements                           7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                             13

Item 2.    Changes in Securities and Use of Proceeds                     13

Item 3.    Defaults Under Senior Securities                              13

Item 4.    Submission of Matters to a Vote of Security Holders           13

Item 5.    Other Information                                             13

Item 6.    Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                               14

EXHIBITS                                                                 15

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Condition
(unaudited)
(dollars in thousands)

                                                                              06/30/00       12/31/99
                                                                            -------------  ------------
Assets
   Cash and Due from Banks                                                       $14,795        $9,526
   Federal Funds Sold                                                                  -             -
                                                                            -------------  ------------
            Total Cash and Cash Equivalents                                       14,795         9,526

   Securities held-to-maturity                                                     3,604         3,212
   Securities available-for-sale                                                  32,407        37,745
                                                                            -------------  ------------
            Total Securities                                                      36,011        40,957

   Loans:
            Gross Loans                                                           97,822        88,067
            Less: Allowance for Loan Losses                                      (1,428)       (1,464)
                                                                            -------------  ------------
                Loans, Net                                                        96,394        86,603

   Premises and Equipment, Net                                                     1,690         1,543
   Accrued Interest Receivable and Other Assets                                    2,664         2,608
                                                                            -------------  ------------

            Total Assets                                                        $151,554      $141,237
                                                                            =============  ============

Liabilities
   Deposits:
            Non-Interest Bearing Demand                                          $33,652       $24,225
            Interest Bearing:
                Savings and NOW Accounts                                          50,646        57,386
                Time Deposits of $100,000 and over                                11,124        10,763
                Other Time Deposits                                               31,375        25,772
                                                                            -------------  ------------
                          Total Deposits                                         126,797       118,146

   Accrued Interest Payable and Other Liabilities                                  1,410         1,120
   Repurchase Agreements                                                           4,880         5,395
   Federal Home Loan Bank Advances                                                 5,000             -
   Federal Funds Purchased                                                             -         3,300
                                                                            -------------  ------------
                Total Liabilities                                                138,087       127,961
                                                                            -------------  ------------
Shareholders' Equity
   Preferred Stock:       1,000,000 Shares Authorized; None Outstanding                -             -
   Common Stock:          3,000,000 Shares Authorized;
                          1,997,754 Shares Issued and Outstanding in 2000
                          2,033,036 Shares Issued and Outstanding in 1999         14,024        14,232
   Accumulated Deficit                                                              (71)         (508)
   Accumulated Other Comprehensive Loss                                            (486)         (448)
                                                                            -------------  ------------
            Total Shareholders' Equity                                            13,467        13,276
                                                                            -------------  ------------

   Total Liabilities and Shareholders' Equity                                   $151,554      $141,237
                                                                            =============  ============

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(dollars in thousands, except share data)

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                              06/30/00      06/30/99
                                                                            -------------  ------------
Interest Income
             Loans, including related fees                                        $2,363        $1,931
             Securities                                                              557           547
             Federal Funds Sold                                                        5            30
                                                                            -------------  ------------
                            Total Interest Income                                  2,925         2,508

Interest Expense
             Deposits                                                              1,143           978
             Other                                                                    95             6
                                                                            -------------  ------------
                            Total Interest Expense                                 1,238           984
                                                                            -------------  ------------
                            Net Interest Income                                    1,687         1,524
                                                                            -------------  ------------
Provision for Loan Losses                                                             22            58
                                                                            -------------  ------------
             Net Interest Income after Provision for Loan Losses                   1,665         1,466
                                                                            -------------  ------------

Non-Interest Income
             Service Charges on Deposit Accounts                                     122           103
             Other Service Charges, Commissions and Fees                             184           170
                                                                            -------------  ------------
                            Total Non-Interest Income                                306           273

Non-Interest Expense
             Salaries and Employee Benefits                                          634           551
             Occupancy                                                               125           106
             Equipment                                                               108            85
             Advertising and Public Relations                                         69            68
             Legal, Professional and Audit Services                                   64            42
             Data Processing                                                          93            81
             Other                                                                   284           224
                                                                            -------------  ------------
                            Total Non-Interest Expense                             1,377         1,157

                            Income Before Income Taxes                               594           582

                            Provision for Income Taxes                               223           222

                                                                            -------------  ------------
Net Income                                                                          $371          $360
                                                                            =============  ============
Comprehensive Income                                                                $402          $148
                                                                            =============  ============

Basic earnings per share                                                           $0.19         $0.18
Diluted earnings per share                                                         $0.18         $0.17

Weighted Average Shares Outstanding                                            2,001,051     2,035,738
Weighted Average Shares Outstanding - Assuming Dilution                        2,013,681     2,092,041

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(dollars in thousands, except share data)

                                                                                  Six Months Ended
                                                                            ---------------------------
                                                                              06/30/00      06/30/99
                                                                            -------------  ------------
Interest Income
             Loans, including related fees                                        $4,542        $3,823
             Securities                                                            1,137         1,129
             Federal Funds Sold                                                       12            42
                                                                            -------------  ------------
                            Total Interest Income                                  5,691         4,994

Interest Expense
             Deposits                                                              2,233         1,958
             Other                                                                   161            14
                                                                            -------------  ------------
                            Total Interest Expense                                 2,394         1,972
                                                                            -------------  ------------
                            Net Interest Income                                    3,297         3,022
                                                                            -------------  ------------
Provision for Loan Losses                                                             42           116
                                                                            -------------  ------------
             Net Interest Income after Provision for Loan Losses                   3,255         2,906
                                                                            -------------  ------------

Non-Interest Income
             Service Charges on Deposit Accounts                                     224           199
             Other Service Charges, Commissions and Fees                             343           325
                                                                            -------------  ------------
                            Total Non-Interest Income                                567           524

Non-Interest Expense
             Salaries and Employee Benefits                                        1,270         1,072
             Occupancy                                                               246           210
             Equipment                                                               215           169
             Advertising and Public Relations                                        137           126
             Legal, Professional and Audit Services                                  103            87
             Data Processing                                                         188           167
             Other                                                                   543           501
                                                                            -------------  ------------
                            Total Non-Interest Expense                             2,702         2,332

                            Income Before Income Taxes                             1,120         1,098

                            Provision for Income Taxes                               429           425

                                                                            -------------  ------------
Net Income                                                                          $691          $673
                                                                            =============  ============
Comprehensive Income                                                                $653          $365
                                                                            =============  ============

Basic earnings per share                                                           $0.34         $0.33
Diluted earnings per share                                                         $0.34         $0.32

Weighted Average Shares Outstanding                                            2,018,673     2,036,219
Weighted Average Shares Outstanding - Assuming Dilution                        2,037,102     2,113,149

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                               Six Months Ended
                                                                        --------------------------------

                                                                           06/30/00         06/30/99
                                                                        ---------------   --------------
Operating Activities:

Net Income                                                                        $691             $673
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                                       42              116
    Depreciation and Amortization                                                  200              195
    Change in Accrued Interest Receivable and Other Assets                        (56)            (197)
    Change in Accrued Interest Payable and Other Liabilities                       290              545
                                                                        ---------------   --------------
    Total Adjustments                                                              476              659
                                                                        ---------------   --------------

    Net Cash Provided by Operating Activities                                    1,167            1,332
                                                                        ---------------   --------------

Investing Activities:
    Proceeds from Maturities of Investment Securities Available for Sale         2,408            6,682
    Proceeds from Sales of Investment Securities Available for Sale              2,500            1,100
    Purchases of Investment Securities Available for Sale                            -          (5,091)
    Proceeds from the Sale of Student Loans                                          -               32
    Proceeds from the Repayment of Student Loans                                   265              314
    Net Loans Made to Customers                                               (10,098)          (2,218)
    Purchases of Premises and Equipment                                          (347)             (66)
                                                                        ---------------   --------------
Net Cash Provided by (Used in) Investing Activities                            (5,272)              753
                                                                        ---------------   --------------

Financing Activities:
    Net change in Deposits                                                       8,651              926
    Net change in Fed Funds Purchased                                          (3,300)                -
    Net change in Repurchase Agreements                                          (515)                -
    Draws on FHLB Advances                                                       5,000                -
    Cash Dividends Paid                                                          (254)            (215)
    Issuance of Common Stock                                                       184                -
    Net Sale (Purchases of) Treasury Stock                                       (392)             (25)
                                                                        ---------------   --------------
Net Cash Provided by Financing Activities                                        9,374              686
                                                                        ---------------   --------------
Net Increase in Cash and Cash Equivalents                                        5,269            2,771
Cash and Cash Equivalents at Beginning of Period                                 9,526           10,044
                                                                        ---------------   --------------
Cash and Cash Equivalents at End of Period                                     $14,795           12,815
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

        In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999.

        These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1999.

2.      Comprehensive Income
        --------------------

        Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and unrealized gains and losses on available for sale securities.

3.      Per Share Data
        --------------

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed as above, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic earnings per share and diluted earnings per share:

                                                       For the Three Months Ended
                                   -------------------------------------------------------------------
                                                June 30,                          June 30,
                                                  2000                              1999
                                   --------------------------------- ---------------------------------
                                     Income      Shares    Per Share   Income      Shares    Per Share
                                   (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
                                   --------------------------------- ---------------------------------
       Income Available to Common
       Shareholders                  $371,000    2,001,051             $360,000    2,035,738

       Basic earnings per share                               $0.19                             $0.18
                                                           =========                         =========

       Effect of Dilutive Stock             -       12,630                    -       56,303
       Options
                                   ------------------------          ------------------------

       Diluted earnings per share    $371,000    2,013,681    $0.18    $360,000    2,092,041    $0.17
                                   ================================= =================================

                                                        For the Six Months Ended
                                   -------------------------------------------------------------------
                                                June 30,                          June 30,
                                                  2000                              1999
                                   --------------------------------- ---------------------------------
                                     Income      Shares    Per Share   Income      Shares    Per Share
                                   (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
                                   --------------------------------- ---------------------------------
       Income Available to Common
       Shareholders                  $691,000    2,018,673             $673,000    2,036,219

       Basic earnings per share                               $0.34                             $0.33
                                                           =========                         =========

       Effect of Dilutive Stock             -       18,429                    -       76,930
       Options
                                   ------------------------          ------------------------

       Diluted earnings per share    $691,000    2,037,102    $0.34    $673,000    2,113,149    $0.32
                                   ================================= =================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of June 30, 2000 as compared to December 31, 1999, and the results of operations for the three and six month periods ending June 30, 2000 and 1999.

FINANCIAL CONDITION

At June 30, 2000, Metro had total assets of $151.6 million, an increase of $10.3 million or 7.3 percent from December 31, 1999. Consolidated earning assets totaled $133.5 million, or 88.1 percent of total assets, at June 30, 2000. The principal components of earning assets were loans in the amount of $97.5 million or 73.0 percent of total earning assets, and securities of $36.0 million or 27.0 percent of total earning assets. Earning assets at December 31, 1999 were $128.6 million, or 91.0 percent of total assets.

LOANS
-----

Gross loans outstanding increased $9.8 million or 11.1 percent from December 31, 1999 to June 30, 2000. Metro continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at Metro's target market. At June 30, 2000, net loans amounted to 63.6 percent of total assets, compared to 61.3 percent of total assets at year end 1999. Metro's loan to deposit ratio, which is one measure of liquidity, was 77.1 percent at June 30, 2000, compared to 74.5 percent at year end 1999.

                                              Loan Portfolio at Period-End
                                                  (dollars in thousands)

                                      June 30, 2000     December 31, 1999            % Change
                              ---------------------- ---------------------  -------------------
Commercial                                  $26,935               $22,067               22.06%
Real Estate - Construction                    2,999                 1,295              131.58%
Mortgage                                     44,476                41,603                6.91%
Installment                                  19,913                19,338                2.97%
Student Loans                                 3,499                 3,764              (7.04)%
                              ---------------------- ---------------------  -------------------

                 Gross Loans                 97,822                88,067               11.08%
Less:
Allowance for Loan Losses                   (1,428)               (1,464)              (2.46%)
                              ---------------------- ---------------------  -------------------

                  Loans, net                $96,394               $86,603               11.31%
                              ====================== =====================  ===================


Delinquent loans at June 30, 2000 were $1.2 million, representing 1.2 percent of gross loans outstanding, compared to $935,000 of delinquent loans, or 1.1 percent, at year end 1999. Delinquent loans in both periods consisted primarily of student loans guaranteed by a third party. Non-accruing loans at June 30, 2000 amounted to $362,000, compared to $443,000 at December 31, 1999. There were $6,000 of loans charged-off and $5,000 of recoveries received for the three month period ending June 30, 2000.

At June 30, 2000 and December 31, 1999, Metro had an allowance for loan losses of $1,428,000 and $1,464,000, respectively, representing 1.5 percent and 1.7 percent of gross loans at June 30, 2000 and

December 31, 1999, respectively. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                       Allowance for Loan Losses Activity
                     Six months ended June 30, 2000 and 1999
                                   (dollars in thousands)
                                                                  2000                   1999
                                                                  ----                   ----
Allowance for Loan Losses, January 1                            $1,464                 $1,300
Loans Charged-Off:
     Commercial                                                   (70)                      -
     Real Estate                                                     -                      -
     Mortgage                                                        -                      -
     Installment                                                  (22)                    (8)
     Student Loans                                                   -                      -
                                                  ---------------------       ----------------
Total Charged-Off Loans                                           (92)                    (8)
                                                  ---------------------       ----------------

Recoveries on Charged-Off Loans:
     Commercial                                                      9                      3
     Real Estate                                                     -                      -
     Mortgage                                                        -                      -
     Installment                                                     5                      2
     Student Loans                                                   -                      -
                                                  ---------------------       ----------------
Total Recoveries                                                    14                      5
                                                  ---------------------       ----------------
Net Charged-Off Loans                                             (78)                    (3)
                                                  ---------------------       ----------------
Provision for Loan Losses                                           42                    116
                                                  ---------------------       ----------------
Allowance for Loan Losses, June 30                              $1,428                 $1,413
                                                  =====================       ================

Average Loans Outstanding                                      $90,738                $79,222
                                                  =====================       ================

Net Charged-Off loans to Average Loans                           .086%                  .004%
                                                  =====================       ================


SECURITIES
----------

Total securities at June 30, 2000 were $36.0 million, decreasing by $4.9 million or 12.1 percent from the amount at December 31, 1999. This decrease was due primarily to three securities sold, as well as principal paydowns and maturities within the available-for-sale category.

DEPOSITS
--------

Total deposits at June 30, 2000 amounted to $126.8 million, compared to $118.1 million at December 31, 1999, representing an increase of $8.7 million. Since December 31, 1999, non-interest bearing demand deposits increased by $9.4 million or 38.9 percent, while interest bearing deposits decreased by $776,000 or 0.8 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits increased to $11.3 million from $9.8 million at December 31, 1999. Other borrowed money at June 30, 2000 in the amount of $5.0 million represented borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans. Total liabilities increased by $10.1 million or 7.9 percent to $138.1 million since December 31, 1999.

CAPITAL
-------

For the six months ending June 30, 2000, Metro's total capital increased by a net amount of $191,000. Total increases in capital in 2000 amounted to $875,000. Year to date earnings amounted to $691,000. The exercise of 32,634 stock options by directors of Metro and MetroBank added $180,000 to capital. Capital increased by $4,000 as a result of grants of Metro common stock to employees of MetroBank under the MetroBanCorp Employee Equity Ownership Plan. Total decreases in capital amounted to $684,000, which resulted from the repurchase of 68,300 shares of Metro common stock for $392,000, two cash dividends to Metro shareholders in the total amount of $254,000, and an increase in the accumulated other comprehensive loss in the amount of $38,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of June 30, 2000, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of June 30, 2000 (dollars in thousands):

                                                              To Be Well Capitalized
                                                             Under Prompt Corrective
                                      Actual                     Action Provisions
                              -----------------------      -----------------------------
                               Amount        Ratio           Amount           Ratio
                              ----------   ----------      ------------    -------------
Total Capital
(to Risk Weighted Assets)
    Metro                       $15,276       14.44%        >  $10,582      >    10.00%
                                                            -               -
    MetroBank                   $12,855       12.23%        >  $10,513      >    10.00%
                                                            -               -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                       $13,953       13.19%        >   $6,349      >     6.00%
                                                            -               -
    MetroBank                   $11,541       10.98%        >   $6,308      >     6.00%
                                                            -               -

Tier 1 Capital
(to Average Assets)
    Metro                       $13,953        9.84%        >   $7,090      >     5.00%
                                                            -               -
    MetroBank                   $11,541        8.27%        >   $6,981      >     5.00%
                                                            -               -

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $3.3 million for the six months ended June 30, 2000, compared to $2.9 million for the comparable period of 1999, an increase of 13.8 percent. Metro's provision for loan loss expense was $42,000 for the six months ended June 30, 2000, compared to $116,000 for the same period in 1999. The loan loss provision made in 2000 was at a level considered necessary by Metro management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $2.7 million for the six month period ending June 30, 2000, compared to $2.3 million for the same period one year earlier, an increase of 17.4 percent compared to the same six month period in 1999. More than one-half of this increase resulted from an 18.5 percent increase in salaries and employee benefits driven by annual merit increases and additional staff hired to support Metro's growth.

NET INCOME
----------

Metro recognized net income of $691,000 for the six month period ending June 30, 2000, compared to $673,000 for the same period one year earlier, an increase of
2.7 percent. Net income for the three months ended June 30, 2000 was $371,000, up 3.1 percent over 1999's same period net income of $360,000. Results for the quarter reflect the same trends as do year to date results.

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

(a)     Metro held its annual meeting of shareholders on May 18, 2000.

(b) At the annual meeting, Metro's shareholders elected ten directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                                            Number of Votes
                                              --------------------------------------------
                    Director's Name               For          Withheld       Abstaining
              -----------------------------   ------------   -------------   -------------

              Chris G. Batalis                  1,630,555           1,755          23,525
              Ike G. Batalis                    1,619,707          12,603          23,525
              Terry L. Eaton                    1,630,558           1,752          23,525
              Evans M. Harrell                  1,630,980           1,330          23,525
              Robert L. Lauth, Jr.              1,631,163           1,147          23,525
              James C. Lintzenich               1,631,705             605          23,525
              Edward G. McMahon                 1,630,857           1,453          23,525
              R. D. "Rusty" Richardson          1,631,403             907          23,525
              Edward R. Schmidt                 1,630,135           2,175          23,525
              Donald F. Walter                  1,630,617           1,693          23,525
              -----------------------------   ------------   -------------   -------------

(c) (i) At the annual meeting, Metro's shareholders approved amendment of the 1994 Directors' Stock Option Plan of MetroBanCorp to: (i) reserve an additional 217,500 shares of Metro common stock for issuance under the Plan, and (ii) provide for a cashless exercise option for payment of stock under the Plan.

                          For: 1,156,326 Against: 86,426 Abstaining: 20,222
                               ---------          ------             ------

    (ii) At the annual meeting, Metro's shareholders also approved amendment of the 1994 Stock Option and Stock Appreciation Rights Plan of MetroBanCorp to: (i) reserve an additional 50,000 shares of Metro common stock for issuance under the Plan, (ii) provide for a cashless exercise option for payment of stock under the Plan, and
             (iii) provide for an automatic reload provision under the Plan.

                          For: 1,137,681 Against: 107,438 Abstaining: 19,312
                               ---------          -------             ------


Item 5.  Other Information - none.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)     Exhibits:

        Exhibit 27           Financial Data Schedule

(b) A change in Metro's certified public accountant on May 18, 2000 was disclosed on Form 8-K filed on May 25, 2000.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   METROBANCORP
                                                   (Registrant)

August 4, 2000                                     By: /S/ Ike G. Batalis
                                                      ------------------------
                                                        Ike G. Batalis
                                                        Chairman and
                                                        President (Principal
                                                        Executive Officer)



August 4, 2000                                      By: /S/ Charles V. Turean
                                                       -----------------------
                                                        Charles V. Turean
                                                        Executive Vice President
                                                        (Principal Financial and
                                                        Accounting Officer)