Form 10QSB
period 2000-09-30
METROBANCORP
filed 2000-11-14
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


Commission file number: 0-23790
                        -------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

Indiana                               35-1712167
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana          46290
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,932,547 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statements of Condition
      September 30, 2000 and December 31, 1999                          3

      Consolidated Statements of Operations and Comprehensive Income
      Three Months Ended September 30, 2000 and 1999                    4

      Consolidated Statements of Operations and Comprehensive Income    5
      Nine Months Ended September 30, 2000 and 1999

      Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2000 and 1999                     6

      Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                           12

Item 2.    Changes in Securities and Use of Proceeds                   12

Item 3.    Defaults Under Senior Securities                            12

Item 4.    Submission of Matters to a Vote of Security Holders         12

Item 5.    Other Information                                           12

Item 6.    Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                             13

EXHIBITS                                                               14

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Condition
(dollars in thousands)
                                                                                (unaudited)
                                                                                  09/30/00      12/31/99
                                                                                  ---------    ---------
Assets
   Cash and Due from Banks                                                        $  23,988    $   9,526
   Federal Funds Sold                                                                   -            -
                                                                                  ---------    ---------
              Total Cash and Cash Equivalents                                        23,988        9,526

   Securities held-to-maturity                                                        3,210        3,212
   Securities available-for-sale                                                     31,934       37,745
                                                                                  ---------    ---------
              Total Securities                                                       35,144       40,957
   Loans:
              Gross Loans                                                           100,226       88,067
              Less: Allowance for Loan Losses                                        (1,438)      (1,464)
                                                                                  ---------    ---------
                   Loans, Net                                                        98,788       86,603

   Premises and Equipment, Net                                                        1,603        1,543
   Accrued Interest Receivable and Other Assets                                       2,570        2,608
                                                                                  ---------    ---------

              Total Assets                                                        $ 162,093    $ 141,237
                                                                                  =========    =========

Liabilities
   Deposits:
              Non-Interest Bearing Demand                                         $  34,546    $  24,225
              Interest Bearing:
                   Savings and NOW Accounts                                          53,080       57,386
                   Time Deposits of $100,000 and over                                14,398       10,763
                   Other Time Deposits                                               33,153       25,772
                                                                                  ---------    ---------
                                Total Deposits                                      135,177      118,146

   Accrued Interest Payable and Other Liabilities                                     1,497        1,120
   Repurchase Agreements                                                              6,933        5,395
   Federal Home Loan Bank Advances                                                    5,000          -
   Federal Funds Purchased                                                              -          3,300
                                                                                  ---------    ---------
                   Total Liabilities                                                148,607      127,961
                                                                                  ---------    ---------
Shareholders' Equity
   Preferred Stock:             1,000,000 Shares Authorized; None Outstanding           -            -
   Common Stock:                3,000,000 Shares Authorized;
                                1,932,547 Shares Issued and Outstanding in 2000
                                2,036,169 Shares Issued and Outstanding in 1999      13,612       14,232
   Retained Earnings/(Accumulated Deficit)                                              199
                                                                                                    (508)
   Accumulated Other Comprehensive Loss                                                (325)
                                                                                                    (448)
                                                                                  ---------    ---------
              Total Shareholders' Equity                                             13,486       13,276
                                                                                  ---------    ---------

   Total Liabilities and Shareholders' Equity                                     $ 162,093    $ 141,237
                                                                                  =========    =========

   See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                             Three Months Ended
(dollars in thousands, except share data)                             -----------------------
                                                                       09/30/00     09/30/99
                                                                      ----------   ----------
Interest Income
                Loans, including related fees                         $    2,530   $    2,022
                Securities                                                   598          583
                Federal Funds Sold                                           -             23
                                                                      ----------   ----------
                                  Total Interest Income                    3,128        2,628

Interest Expense
                Deposits                                                   1,274        1,013
                Other                                                        142           12
                                                                      ----------   ----------
                                  Total Interest Expense                   1,416        1,025
                                                                      ----------   ----------
                                  Net Interest Income                      1,712        1,603
                                                                      ----------   ----------
Provision for Loan Losses                                                     20           58
                                                                      ----------   ----------
                Net Interest Income after Provision for Loan Losses        1,692        1,545
                                                                      ----------   ----------

Non-Interest Income
                Service Charges on Deposit Accounts                          145          100
                Other Service Charges, Commissions and Fees                  182          164
                                                                      ----------   ----------
                                  Total Non-Interest Income                  327          264

Non-Interest Expense
                Salaries and Employee Benefits                               626          567
                Occupancy                                                    129          110
                Equipment                                                    104           88
                Advertising and Public Relations                              65           63
                Legal, Professional and Audit Services                        56           36
                Data Processing                                               95           83
                Other                                                        324          221
                                                                      ----------   ----------
                                  Total Non-Interest Expense               1,399        1,168

                                  Income Before Income Taxes                 620          641

                                  Provision for Income Taxes                 222          252

                                                                      ----------   ----------
Net Income                                                            $      398   $      389
                                                                      ==========   ==========
Comprehensive Income                                                  $      559   $      330
                                                                      ==========   ==========

Basic earnings per share                                              $     0.21   $     0.19
Diluted earnings per share                                            $     0.20   $     0.19

Weighted Average Shares Outstanding                                    1,937,698    2,036,120
Weighted Average Shares Outstanding - Assuming Dilution                1,968,281    2,105,976

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                              Nine Months Ended
(dollars in thousands, except share data)                             -----------------------
                                                                       09/30/00     09/30/99
                                                                      ----------   ----------
Interest Income
                Loans, including related fees                         $    7,072   $    5,846
                Securities                                                 1,735        1,712
                Federal Funds Sold                                            12           64
                                                                      ----------   ----------
                                  Total Interest Income                    8,819        7,622

Interest Expense
                Deposits                                                   3,507        2,971
                Other                                                        302           26
                                                                      ----------   ----------
                                  Total Interest Expense                   3,809        2,997
                                                                      ----------   ----------
                                  Net Interest Income                      5,010        4,625
                                                                      ----------   ----------
Provision for Loan Losses                                                     62          174
                                                                      ----------   ----------
                Net Interest Income after Provision for Loan Losses        4,948        4,451
                                                                      ----------   ----------

Non-Interest Income
                Service Charges on Deposit Accounts                          369          299
                Other Service Charges, Commissions and Fees                  525          489
                                                                      ----------   ----------
                                  Total Non-Interest Income                  894          788

Non-Interest Expense
                Salaries and Employee Benefits                             1,897        1,638
                Occupancy                                                    375          321
                Equipment                                                    319          257
                Advertising and Public Relations                             202          188
                Legal, Professional and Audit Services                       159          123
                Data Processing                                              284          250
                Other                                                        866          722
                                                                      ----------   ----------
                                  Total Non-Interest Expense               4,102        3,499

                                  Income Before Income Taxes               1,740        1,740

                                  Provision for Income Taxes                 651          678

                                                                      ----------   ----------
Net Income                                                            $    1,089   $    1,062
                                                                      ==========   ==========
Comprehensive Income                                                  $    1,211   $      696
                                                                      ==========   ==========

Basic earnings per share                                              $     0.55   $     0.52
Diluted earnings per share                                            $     0.54   $     0.50

Weighted Average Shares Outstanding                                    1,991,484    2,036,186
Weighted Average Shares Outstanding - Assuming Dilution                2,013,872    2,110,721

See "Notes to Consolidated Financial Statements"

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)
                                                                        Nine Months Ended
                                                                       --------------------
                                                                       09/30/00    09/30/99
                                                                       --------    --------
Operating Activities:

Net Income                                                             $  1,089    $  1,062
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
     Provision for Loan Losses                                               62         174
     Depreciation and Amortization                                          353         275
     Change in Accrued Interest Receivable and Other Assets                 (52)       (713)
     Change in Accrued Interest Payable and Other Liabilities               377        (108)
                                                                       --------    --------
     Total Adjustments                                                      740        (372)
                                                                       --------    --------

     Net Cash Provided by Operating Activities                            1,829         690
                                                                       --------    --------

Investing Activities:
     Proceeds from Maturities and Paydowns of Investment Securities
        Available for Sale                                                3,975       8,827
     Proceeds from Sales of Investment Securities Available for Sale      2,500       1,100
     Purchases of Investment Securities Available for Sale                 (500)     (9,100)
     Proceeds from the Sale of Student Loans                                -            32
     Proceeds from the Repayment of Student Loans                           576         464
     Net Loans Made to Customers                                        (12,823)     (6,807)
     Purchases of Premises and Equipment                                   (362)       (122)
                                                                       --------    --------
Net Cash Provided by (Used in) Investing Activities                      (6,634)     (5,606)
                                                                       --------    --------

Financing Activities:
     Net change in Deposits                                              17,031       6,055
     Net change in Fed Funds Purchased                                   (3,300)        -
     Net change in Repurchase Agreements                                  1,538         541
     Draws on FHLB Advances                                               5,000         -
     Cash Dividends Paid                                                   (382)       (321)
     Issuance of Common Stock                                               188           3
     Purchase and Retirement of Common Stock                               (808)        (25)
                                                                       --------    --------
Net Cash Provided by Financing Activities                                19,267       6,253
                                                                       --------    --------
Net Increase in Cash and Cash Equivalents                                14,462       1,337
Cash and Cash Equivalents at Beginning of Period                          9,526      10,044
                                                                       --------    --------
Cash and Cash Equivalents at End of Period                             $ 23,988    $ 11,381
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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 1999.

2.       Comprehensive Income
         --------------------

         Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and change in unrealized gains and losses on available for sale securities.

3.       Per Share Data
         --------------

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed the same, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. Below is a table reconciling basic earnings per share and diluted earnings per share:

                                                                     For the Three Months Ended
                                          ----------------------------------------------------------------------------------
                                                        September 30,                             September 30,
                                                             2000                                     1999
                                          ----------------------------------------- ----------------------------------------
                                             Income         Shares      Per Share      Income        Shares      Per Share
                                          (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                          ----------------------------------------- ----------------------------------------
        Income Available to Common
        Shareholders                          $398,000        1,937,698                 $389,000       2,036,120

        Basic earnings per share                                             $0.21                                    $0.19
                                                                        ===========                              ===========

        Effect of Dilutive Stock Options             -           30,583                        -          69,856
                                          ------------------------------            -----------------------------

        Diluted earnings per share            $398,000        1,968,281      $0.20      $389,000       2,105,976      $0.19
                                          ========================================= ========================================

                                                                      For the Nine Months Ended
                                          ----------------------------------------------------------------------------------
                                                        September 30,                             September 30,
                                                             2000                                     1999
                                          ----------------------------------------- ----------------------------------------
                                             Income         Shares      Per Share      Income        Shares      Per Share
                                          (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                          ----------------------------------------- ----------------------------------------
        Income Available to Common
        Shareholders                        $1,089,000        1,991,484               $1,062,000       2,036,186

        Basic earnings per share                                             $0.55                                    $0.52
                                                                        ===========                              ===========

        Effect of Dilutive Stock Options             -           22,388                        -          74,535
                                          ------------------------------            -----------------------------

        Diluted earnings per share          $1,089,000        2,013,872      $0.54    $1,062,000       2,110,721      $0.50
                                          ========================================= ========================================


4.       New Accounting Pronouncements
         -----------------------------

         Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement will not have a material effect on the Corporation's financial results, but the effect will depend on derivative holdings when this standard is adopted.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of September 30, 2000 as compared to December 31, 1999, and the results of operations for the three and nine month periods ending September 30, 2000 and 1999.

FINANCIAL CONDITION

At September 30, 2000, Metro had total assets of $162.1 million, an increase of $20.9 million or 14.8 percent from December 31, 1999. Consolidated earning assets totaled $135.1 million, or 83.4 percent of total assets, at September 30, 2000. The principal components of earning assets were loans in the amount of $100.0 million or 74.0 percent of total earning assets, and securities of $35.1 million or 26.0 percent of total earning assets. Earning assets at December 31, 1999 were $128.6 million, or 91.0 percent of total assets.

LOANS
-----

Gross loans outstanding increased $12.2 million or 13.8 percent from December 31, 1999 to September 30, 2000. Metro continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at Metro's target market. At September 30, 2000, net loans amounted to 60.9 percent of total assets, compared to 61.3 percent of total assets at year end 1999. Metro's loan to deposit ratio, which is one measure of liquidity, was 74.1 percent at September 30, 2000, compared to 74.5 percent at year end 1999.

                          Loan Portfolio at Period-End
                             (dollars in thousands)

                                        September 30, 2000       December 31, 1999       % Change
                                    ---------------------------  -----------------  ------------------

Commercial                                             $27,310             $22,067             23.76%
Real Estate - Construction                               2,757               1,295            112.90%
Mortgage                                                46,388              41,603             11.50%
Installment                                             20,582              19,338              6.43%
Student Loans                                            3,189               3,764           (15.28)%
                                    --------------------------- ------------------- ------------------

                       Gross Loans                     100,226              88,067             13.81%
Less:
Allowance for Loan Losses                              (1,438)             (1,464)            (1.78%)
                                    --------------------------- ------------------- ------------------

                        Loans, net                     $98,788             $86,603             14.07%
                                    =========================== =================== ==================

Delinquent loans at September 30, 2000 were $590,000, representing 0.6 percent of gross loans, compared to $935,000 of delinquent loans, or 1.1 percent of gross loans, at year end 1999. Delinquent loans in both periods consisted primarily of student loans guaranteed by a third party. Non-accruing loans at September 30, 2000 amounted to $254,000, compared to $443,000 at December 31, 1999.

At September 30, 2000 and December 31, 1999, Metro had an allowance for loan losses of $1,438,000 and $1,464,000, respectively, representing 1.4 percent and
1.7 percent, respectively, of gross loans at September 30, 2000 and December 31, 1999. Metro provides for possible loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account.

                       Allowance for Loan Losses Activity
                  Nine months ended September 30, 2000 and 1999
                             (dollars in thousands)
                                                    2000         1999
                                                    ----         ----

Allowance for Loan Losses, January 1              $1,464       $1,300
Loans Charged-Off:
     Commercial                                     (73)          (2)
     Real Estate                                       -            -
     Mortgage                                          -            -
     Installment                                    (30)         (20)
     Student Loans                                     -            -
                                               ----------   ----------
Total Charged-Off Loans                            (103)         (22)
                                               ----------   ----------

Recoveries on Charged-Off Loans:
     Commercial                                        9            3
     Real Estate                                       -            -
     Mortgage                                          -            -
     Installment                                       6            2
     Student Loans                                     -            -
                                               ----------   ----------
Total Recoveries                                      15            5
                                               ----------   ----------
Net Charged-Off Loans                               (88)         (17)
                                               ----------   ----------
Provision for Loan Losses                             62          174
                                               ----------   ----------
Allowance for Loan Losses, September 30           $1,438       $1,457
                                               ==========   ==========

Average Loans Outstanding                        $93,093      $80,498
                                               ==========   ==========

Net Charged-Off loans to Average Loans             .095%        .021%
                                               ==========   ==========

SECURITIES
----------

Total securities at September 30, 2000 were $35.1 million, decreasing by $5.8 million or 14.2 percent from the amount at December 31, 1999. This decrease was due primarily to securities sold, principal paydowns and maturities. Proceeds from these activities were used to fund loan growth.

DEPOSITS
--------

Total deposits at September 30, 2000 amounted to $135.2 million, compared to $118.1 million at December 31, 1999, representing an increase for this period of $17.0 million. Since December 31, 1999, non-interest bearing demand deposits increased by $10.3 million or 42.6 percent, while interest bearing deposits increased by $6.7 million or 7.1 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits increased to $13.4 million from $9.8 million at December 31, 1999. Other borrowed money at September 30, 2000 of $5.0 million represented borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

CAPITAL
-------

For the nine months ending September 30, 2000, Metro's total capital increased by a net amount of $210,000. Total increases in capital in 2000 amounted to $1,400,000. Year to date earnings amounted to $1,089,000. The exercise of 18,806 stock options by directors of Metro and MetroBank added $104,000 to capital. The purchase of 13,828 shares by directors of Metro and MetroBank added $76,000. Capital increased by $8,000 as a result of exercise of grants of Metro common stock to employees of MetroBank under the MetroBanCorp Employee Equity Ownership Plan. The accumulated other comprehensive loss decreased by $123,000 during the first nine months in 2000. The total decrease in capital amounted to $1,189,000, which resulted from the repurchase of 134,149 shares of Metro common stock for $808,000, and three quarterly cash dividends to Metro shareholders in the total amount of $382,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of September 30, 2000, that Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of September 30, 2000 (dollars in thousands):

                                                                  To Be Well Capitalized
                                                                 Under Prompt Corrective
                                       Actual                        Action Provisions
                             ----------------------------   -----------------------------------
                                Amount          Ratio          Amount               Ratio
                             -------------   ------------   --------------     ----------------
Total Capital
(to Risk Weighted Assets)
    Metro                         $15,178         13.90%     >    $10,922       >       10.00%
                                                             -                  -
    MetroBank                     $12,867         11.85%     >    $10,856       >       10.00%
                                                             -                  -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                         $13,812         12.65%     >     $6,553       >        6.00%
                                                             -                  -
    MetroBank                     $11,509         10.60%     >     $6,514       >        6.00%
                                                             -                  -

Tier 1 Capital
(to Average Assets)
    Metro                         $13,812          9.52%     >     $7,255       >        5.00%
                                                             -                  -
    MetroBank                     $11,509          8.06%     >     $7,142       >        5.00%
                                                             -                  -

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $4.9 million for the nine months ended September 30, 2000, compared to $4.4 million for the comparable period of 1999, an increase of 11.2 percent. The increase in net interest income was driven primarily by an increase in loan volume. Metro's provision for loan loss expense was $62,000 for the nine months ended September 30, 2000, compared to $174,000 for the same period in 1999. The loan loss provision made in 2000 was at a level considered necessary by Metro management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $4.1 million for the nine month period ending September 30, 2000, compared to $3.5 million for the same period one year earlier, an increase of 17.2 percent compared to the same nine month period in 1999. Approximately forty-three percent of this increase resulted from a 15.8 percent increase in salaries and employee benefits driven by annual merit increases and additional staff hired to support Metro's growth.

NET INCOME
----------

Metro recognized net income of $1,089,000 for the nine month period ending September 30, 2000, compared to $1,062,000 for the same period one year earlier, an increase of 2.5 percent. Net income for the three months ended September 30, 2000 was $398,000, up 2.3 percent over 1999's same period net income of $389,000. Results for the quarter reflect the same trends as do year to date results.



                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings - none.
-------  -----------------

Item 2.  Changes in Securities and Use of Proceeds - none.
-------  -----------------------------------------

Item 3.  Defaults Under Senior Securities - none.
-------  --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none.
-------  ---------------------------------------------------

Item 5.  Other Information - none.
------   -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits:

             Exhibit 27                 Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending September 30, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROBANCORP
                                       (Registrant)

November 14, 2000                      By: /S/ Ike G. Batalis
                                          --------------------
                                            Ike G. Batalis
                                            Chairman and
                                            President (Principal
                                            Executive Officer)



November 14, 2000                      By: /S/  Charles V. Turean
                                          -----------------------
                                            Charles V. Turean
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)