Form 10KSB
period 2000-12-31
METROBANCORP
filed 2001-03-29
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-KSB

            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

            Commission file number   0-23790
                                   -----------

                                  MetroBanCorp
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Indiana                                              35-1712167
---------------------------------                         -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

        10333 N. Meridian Street, Suite 111, Indianapolis, Indiana 46290
--------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (317) 573-2400
                         ----------------

Securities to be registered under Section 12 (b) of the Act: None.

Securities to be registered under Section 12 (g) of the Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's gross revenues for its most recent fiscal year: $13,288,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small Cap Issues Market of NASDAQ on February 28, 2001 was $8,189,225.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,038,309 as of March 13, 2001.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2001 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2000 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                          Form 10-KSB Table of Contents
                          -----------------------------


Part I                                                                   Page
------                                                                   ----

     Item 1 -  Description of Business.  . . . . . . . . . . . . . . . . .  3

     Item 2 -  Description of Property.  . . . . . . . . . . . . . . . . .  9

     Item 3 -  Legal Proceedings.  . . . . . . . . . . . . . . . . . . . .  9

     Item 4 -  Submission of Matters to a Vote of Security Holders . . . .  9

Part II
-------

     Item 5 -  Market for Common Equity and Related Stockholder Matters. .  9

     Item 6 -  Management's Discussion and Analysis and Results
                       of Operation  . . . . . . . . . . . . . . . . . . . 10

     Item 7 -  Financial Statements  . . . . . . . . . . . . . . . . . . . 24

     Item 8 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . 40

Part III
--------

     Item 9 - Directors, Executive Officers, Promoters and Control
                       Persons; Compliance with Section 16(a) of the
                       Exchange Act. . . . . . . . . . . . . . . . . . . . 41

     Item 10 - Executive  Compensation . . . . . . . . . . . . . . . . . . 41

     Item 11 - Security Ownership of Certain Beneficial Owners
                       and Management. . . . . . . . . . . . . . . . . . . 41

     Item 12 - Certain Relationships and Related Transactions. . . . . . . 41

     Item 13 -  Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . 41

                                     Part I.
                                     -------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and consumer lending and deposit services to its customers located principally in Hamilton County and northern Marion County, Indiana. The Bank conducts its business through eight banking offices located in Hamilton County. The Bank's products are principally oriented toward small- and medium-sized business and the professional community. At December 31, 2000, Metro had consolidated total assets of $168.3 million, total deposits of $139.0 million and shareholders' equity of $14.0 million, representing annual increases from 1999 of 19.2 percent, 17.7 percent, and 5.7 percent, respectively.

The Bank's primary market area consists of Hamilton County, situated in the northern section of the Indianapolis Metropolitan Statistical Area, which is the fastest growing county in the State of Indiana. Annually, the county's population is growing at a pace of approximately 5.7 percent in the 1990's compared to approximately 1.1 percent for the balance of the Indianapolis area. Each Hamilton County community is experiencing solid population gains with an approximate total population of 170,000 at the end of 1999. Hamilton County is Indiana's most affluent county with an average per capita income in 1999 of $35,153 and average household income of $95,683. Hamilton County is known for its high quality residential neighborhoods, premier corporate environment, outstanding public schools and well-developed infrastructure. These characteristics have contributed to dynamic and significant population growth, an unemployment rate consistently below the national average, and a younger average resident population employed in predominantly professional, managerial sales and service occupations. Labor force issues have emerged as the single most important corporate site selection factor in the 1990's. Despite a growing labor force, a tight labor market exists in the county. However, due to the sizable expansion of the county's workforce and changing corporate employment practices, many employers continue to report success in finding the workers they need. The county is the leading suburban location in greater Indianapolis for headquarters and other office operations of companies such as Thomson Consumer Electronics, Conseco, Marsh Supermarkets, Charles Schwab & Co, as well as many large manufacturing and distribution operations.

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

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $168.3 million at December 31, 2000. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB was a contributing factor in this growth. The Bank's growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8 percent in 1988 and
117.7 percent in the first full year of operations in 1989 has fallen to 69.1 percent in 2000 as Metro has grown into its infrastructure (the efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and recurring non-interest income).

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main and seven traditional staffed branch offices. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. The offices of MetroBank include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank has also deployed numerous automated teller machines (ATMs) at sites which are leased from the owners of retail businesses in the market area.

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

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business credits and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a portfolio of guaranteed student loans ("GSLs"). These GSLs consist of approximately 1,500 notes made to nearly 700 borrowers who are geographically dispersed throughout the United States. These GSLs are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by United Student Aid Funds, Inc. ("USA Funds") and Sallie Mae Servicing Corporation.

The Bank's GSLs are substantially guaranteed by USA Funds, and are reinsured in various amounts by the federal government. Under HEA and the regulations thereunder, lenders and their assignees making and servicing GSLs and guarantors guaranteeing GSLs are required to follow specified procedures to ensure that the GSLs are properly made and disbursed and repaid on a timely basis by or on behalf of borrowers. Sallie Mae Servicing Corporation has agreed, pursuant to a servicing agreement, to perform servicing and collection procedures on behalf of the Bank. However, failure to follow these procedures or failure to follow procedures relating to the origination of any GSL may result either in the federal Department of Education's refusal of reinsurance payments to USA Funds or to make interest subsidy and special allowance payments to the Bank with respect to the GSLs, or in USA Funds refusal to honor its guarantee agreement with the Bank with respect to the GSLs. Failure of USA Funds to receive federal reinsurance payments could adversely affect USA Funds, ability or legal obligation to make guarantee payments to the Bank. Loss of such guarantee payments, interest subsidy payments or special allowance payments could adversely affect the Bank and the performance of its GSL portfolio. The Bank has the right, under certain circumstances specified in the GSL purchase agreement and the servicing agreement, to cause the seller or Sallie Mae Servicing Corporation, as the case may be, to reimburse the Bank for accrued interest amounts not guaranteed by Sallie Mae Servicing Corporation, or any lost interest subsidy payments and special allowance payments with respect to a GSL as a result of a breach of the representations and warranties of the seller or the covenants of Sallie Mae Servicing Corporation, as the case may be, with respect to such GSL. There can be no assurance, however, that the seller will have the financial resources, or that Sallie Mae Servicing Corporation will have the ability, to do so. The failure of the seller to repurchase or Sallie Mae Servicing Corporation to arrange for the repurchase of a GSL would constitute a breach of the related GSL sale agreement or servicing agreement, as the case may be, which are enforceable by the Bank.

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

The Bank requires completed loan applications, including personal financial information, from all of its consumer borrowers on loans the Bank originates. With respect to consumer loans that are secured, the Bank obtains a valuation of the collateral prior to extending such loans. Loan officers of the Bank are required to complete a debt-to-income analysis that should meet established lending standards prior to loan approval. Depending upon the type and age of collateral offered, various down payment and equity requirements are set based upon established guidelines. Loan officers are also required to follow all other standard underwriting techniques established by the Board of Directors and the Bank's regulatory agencies.

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

Consumer and commercial loans are made primarily in the Bank's designated market area. The Bank experienced significant loan growth during the past year, and expects this trend to continue in the coming year. Loans are made primarily for portfolio purposes and maybe resold at management's discretion.

The Bank's Residential Mortgage Loan Department completed its sixth year of operations in 2000. The Department offers both conventional and non-conventional mortgages as well as construction loans and lot financing. The majority of the loans and their servicing rights originated by this Department will be sold in secondary markets.

SUPERVISION AND REGULATION. Both Metro and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the FDIC, and the Indiana Department of Financial Institutions. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

MetroBanCorp

         The Bank Holding Company Act. Because Metro owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

         Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

         Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

         Metro does not currently plan to engage in any activity other than owning the stock of the Bank.

         Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Source of Strength. In accordance with Federal Reserve Board policy, Metro is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Metro might not otherwise do so.

MetroBank

         General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on-site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

         Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

         Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

          o be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

          o not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. Under Indiana law, the Bank may pay dividends from its undivided profits in an amount declared by its board of directors, subject to prior approval of the Indiana Department of Financial Institutions if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's "net profits" and retained "net profits" for the previous two calendar years.

         Federal law generally prohibits the Bank from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

         Branching and Acquisitions. Branching by the Bank requires the prior approval of the FDIC and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

         Community Reinvestment Act. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither Metro nor the Bank has received any notice indicating that either is subject to higher capital requirements.

         The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

         The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2000, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

          o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

          o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of the Bank also are subject to the:

          o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          o Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

         Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

         Recent Legislative Developments. On November 12, 1999, the President of the United States signed into law the Financial Services Modernization Act of 1999, which for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure. Neither Metro nor the Bank can predict what impact the Financial Services Modernization Act will have on financial institutions. One consequence may be increased competition from large financial services companies that, under this new law, will be permitted to provide many types of financial services to customers.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

RISK FACTORS. A cautionary note about forward-looking statements. In its oral and written communication, Metro from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." Metro may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Metro undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause Metro's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect Metro's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with Metro's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Metro in its other filings from time to time when considering any forward-looking statement.

EMPLOYEES. At December 31, 2000, the Bank had a total of 77 employees. This included 55 full-time and 22 part-time employees

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. In addition to the executive office which includes a bank branch office, the Bank operates seven traditional staffed branch offices. Two offices are owned by MB Realty, a wholly owned subsidiary of the Bank, while the other five branches are leased facilities. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. A traditional staffed branch is leased from an unaffiliated third party located at 255 Sheridan Road, Noblesville, Indiana and in the Wal-Mart SuperCenter in Noblesville. The Bank also has a traditional staffed branch located 2025 Cherry Street, Noblesville, Indiana, 14610 US 31 North, Carmel, Indiana, and 11815 Allisonville Road, Fishers, Indiana, that are leased from affiliated third parties. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.

INVESTMENT IN REAL ESTATE MORTAGES.
The Bank makes mortgage loans for single & multiple family dwellings, commercial & agricultural properties, unimproved land and developmental properties. These mortgage loans may be first or second mortgages, and are primarily serviced and held by the Bank, but may be sold in some circumstances. The Bank may also from time to time purchase government agency bonds secured by mortgages and backed and/or guaranteed by governmental agencies. These agency bonds may include those issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2000 to Metro's shareholders, either through the solicitation of proxies or otherwise.


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

At December 31, 2000, there were approximately 342 shareholders of record of Metro common stock.

The following table sets forth the high and low sale prices for Metro common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      Sale Price Per Share
                                      --------------------
                                     2000             1999
                                     ----             ----
            Quarter             High     Low     High     Low
            -------            --------------   ---------------

         First Quarter         $8.571  $4.286   $9.524  $6.803

         Second Quarter         6.071   4.643    7.937   6.349

         Third Quarter          6.429   5.595    8.163   6.463

         Fourth Quarter         6.905   5.476    7.766   5.556


Metro declared and paid on a quarterly basis four cash dividends on its shares of common stock during 2000. The amount of each dividend was $0.0625 per share. In 1999, Metro declared four cash dividends, each in the amount of $.055 per common share. Future cash dividend payments by Metro are subject to regulatory and legal limitations and may be dependent upon dividends paid to Metro by the Bank. The Bank is restricted as to the amount of dividends that can be paid to Metro without prior regulatory approval. Indiana chartered banks are limited in the amount of dividends they pay to undivided profits of the bank adjusted for statutorily defined bad debts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         --------------------------------------------------------------
         (dollar amounts in thousands, except per share data)

The following information is intended to provide an analysis of the consolidated financial condition and performance of MetroBanCorp ("Metro") and MetroBank ("Bank") as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000, 1999 and 1998. This information should be read in conjunction with the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.

         The possible events or factors include the following: our loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of Metro and the Bank. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

         In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.

RESULTS OF OPERATIONS

Net Income

Net income in 2000 was $1,511, an increase of 7.8% from the $1,402 reported in 1999. Total loans amounted to $102.9 million and $88.1 million at December 31, 2000 and 1999, respectively. The securities portfolio amounted to $40.5 million and $41.0 million at December 31, 2000 and 1999, respectively. Total interest income increased by $1,769 or 17.2% for the year, due principally to growth in the Bank's loan portfolio. The Bank decreased its provisions for loan losses from $232 in 1999 to $102 in 2000. This represents a decrease of $130 or (56.0%) over the amount provided in 1999. The provisions made in 2000 were at a level considered necessary by management to absorb estimated losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss allowance account. The decrease is principally due to continued high quality in the loan portfolio and low levels of historic net losses.

Net income in 1999 was $1,402, a 33.4% increase from the $1,051 reported in 1998. During 1999, Metro's total loans outstanding increased by $7.6 million or 9.4%. During that same period, the securities portfolio decreased $374 or (0.9%). Interest income increased by $327 or 3.3% during 1999.

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

In 2000, net interest income was $6.7 million, an increase of 7.7% over 1999 which was $6.2 million. In 2000, the net interest margin decreased to 4.94% of average earning assets compared to 5.04% in 1999 and resulted from the increased costs of interest bearing liabilities, including repurchase agreements and other borrowings.

In 1999, net interest income was $6.2 million, an increase of 9.4% over 1998. In 1999, the net interest margin increased to 5.04% of average earning assets compared to 4.81% in 1998.

Rate/Volume Analysis of Change in Net Income

                                        1999 vs. 2000                      1998 vs. 1999
                            ------------------------------------  -----------------------------------
                            Dollar   Attributable   Attributable  Dollar   Attributable  Attributable
Interest and Fee Income on: Change   to Volume 1      to Rate 1   Change    to Volume 1    to Rate 1
                            -------  ------------   ------------  -------  ------------  ------------
Loans                       $ 1,673    $ 1,297         $   376    $    74     $   334       $  (260)
Securities                      (34)      (137)            103        536         387           149
Short-term Investments          130         94              36       (283)       (246)          (37)
                            -------    -------         -------    -------     -------       -------

Total Interest Income         1,769      1,254             515        327         475          (148)

Interest Expense on:
Savings and Time Deposits       899        240             659       (294)        127          (421)
Other Borrowings                266        258               8         21          21            --
Repurchase Agreements           123        109              14         66          66            --
                            -------    -------         -------    -------     -------       -------

Total Interest Expense        1,288        607             681       (207)        214          (421)
                            -------    -------         -------    -------     -------       -------


   Net Interest Income      $   481    $   647         $  (166)   $   534     $   261       $   273
                            =======    =======         =======    =======     =======       =======

1. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume or rate.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differential Variance Analysis

                                         2000                             1999                             1998
                           -----------------------------  -------------------------------    -------------------------------
                            Average              Yield /    Average               Yield /     Average               Yield /
                            Balance    Interest    Rate     Balance     Interest    Rate       Balance    Interest    Rate
                            -------    --------    ----     -------     --------    ----       -------    --------    ----
Assets
Earning Assets:
  Securities               $ 37,422    $2,241     5.99%     $ 39,737   $ 2,275      5.73%     $ 32,819   $ 1,739      5.30%
  Short-term Investments      3,762       238     6.33%        2,189       108      4.93%        7,108       391      5.50%
  Loans, net 1               94,403     9,598    10.17%       81,661     7,925      9.71%       78,276     7,851     10.03%
                          ------------------------------  --------------------------------   -------------------------------

Total Earning Assets        135,587    12,077     8.91%      123,587    10,308      8.34%      118,203     9,981      8.44%
                                     -------------------              --------------------              --------------------

Non-Earning Assets:
  Cash and Due from Banks     8,643                            7,756                             7,498
  Premises and
    Equipment, net            1,635                            1,474                             1,476
  Other Assets                2,459                            1,887                             1,609
                         -----------                      -----------                        ----------

Total Assets              $ 148,324                        $ 134,704                          $128,786
                         ===========                      ===========                        ==========

1. Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

Liabilities and Shareholders' Equity
------------------------------------
Interest Bearing Liabilities:
  Savings and Time
     Deposits             $ 97,519      4,897    5.02%     $ 92,821      3,998     4.31%       $90,096     4,292    4.76%
  Repurchase Agreements      4,076        189    4.64%        1,713         66     3.85%             -         -        -
  Other Borrowings           4,041        287    7.10%          410         21     5.12%             2         -        -
                         ------------------------------  --------------------------------   ------------------------------
Total Interest Bearing
     Liabilities           105,636      5,373    5.09%       94,944      4,085     4.30%        90,098     4,292    4.76%
                                     -------------------              --------------------              ------------------

Non-Interest Bearing
  Liabilities:
  Demand Deposits           27,789                           25,386                             24,896
  Other Liabilities          1,512                            1,376                              1,422
  Shareholders' Equity      13,387                           12,998                             12,370
                         ------------                     -----------                        ----------

Total Liabilities and
Shareholders' Equity      $148,324                         $ 134,704                          $128,786
                         ===========                      ===========                        ==========

Net Interest Margin                    $6,704    4.94%                 $ 6,223     5.04%                   $5,689   4.81%
                                      ========                        =========                            =======

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

The provision for loan losses amounted to $102, $232 and $311 in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Bank had an allowance for loan losses of $1,352 and $1,464, respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.31% and 1.66% at December 31, 2000 and 1999, respectively. The decreases in the provision during 2000 was considered appropriate by management relative to the loan loss allowance adequacy analysis.

Based upon management's assessment of the guaranteed nature of its student loan portfolio, including the strength of the guarantor, a minimal amount of loan loss is allocated for this portfolio of loans (see "Loan Quality" discussed hereinafter). The allowance for loan losses as a percentage of the remaining loan portfolio (excluding guaranteed student loans) amounted to 1.35% at December 31, 2000, as compared to 1.74% at December 31, 1999.

Non-Interest Income

In 2000, Metro's non-interest income to average total assets remained consistent at 0.82% with 1999, compared to 0.75% in 1998. Service charges on deposit accounts amounted to $501 in 2000, increasing $102 from 1999 and increased 25.56%. This increase is due to the growth in the number of new customer relationships, account maintenance fees and processing fees. Other service charges, commissions and fees were stable in 2000. Fee income resulting from transactions performed at the Bank's ATMs by non-customers continued to increase, 14.03% in 2000 and 20.07% in 1999, and offset slight declines in other fees.

Non-Interest Income
                           For the year ended December 31,     Percent Change From
                               2000     1999     1998       1999 to 2000  1998 to 1999
                              ------   ------   ------      ------------  -------------
Service Charges on
   Deposit Accounts           $  501   $  399   $  354         25.56%         12.71%

Other Service Charges,
  Commissions & Fees             709      708      616          0.14          14.94
                              ------   ------   ------        ------         ------
                               1,210    1,107      970          9.30          14.12

Securities Gain/(Loss), Net        1       --       (9)       100.00        (100.00)
                              ------   ------   ------        ------         ------

Total Non-Interest Income     $1,211   $1,107   $  961          9.39%         15.19%
                              ======   ======   ======        ======         ======

Non-Interest Expense

Non-interest expense increased $657 in 2000, or 13.7% over the 1999 level. As a percentage of total average assets, non-interest expense was 3.7% in 2000 compared to 3.6% in 1999 and 3.5% in 1998. Salary and employee benefits, the largest non-interest expense, increased $326 or 14.5% in 2000. This reflects an increase in the Bank's staff, combined with higher employee compensation and benefit costs. Metro's remaining expenses of $2,889 increased $331 or 12.9% from $2,558 in 1999, and is due primarily to increased operating costs associated with additional MetroBank banking offices.

Throughout 2000, 1999 and 1998, the Bank continued to develop an extensive ATM network. The Bank entered into agreements with several area Shell ETD and Amoco stores to deploy ATMs in their facilities. During 2000, 1999 and 1998, Metro installed an additional three ATMs, one ATMs and two ATMs respectively. At December 31, 2000, Metro's ATM network includes twenty-six machines, of which, eighteen are located at off-premise locations and eight are located at Bank branches. Currently, the Bank disburses cash at these sites and intends to allow users to conduct other paper based transactions in the future.

Non-interest expense increased $246 or 5.4% in 1999 over the 1998 level. Salaries and employee benefits, the largest non-interest expense, increased $297 or 15.2% from 1998. This increase reflects an increase in the Bank's employee base and higher employee compensation and benefit costs.

During 1999, net occupancy expense increased $41 or 10.5% from 1998. This increase is primarily due to the opening of the Noble Creek branch during 1997.

Non-Interest Expense
                                 For the year ended December 31,     Percent Change From
                                     2000      1999      1998     1999 to 2000  1998 to 1999
                                     ----      ----      ----     ------------  ------------
Salaries and Employee Benefits      $2,580    $2,254    $1,957       14.46%        15.18%
Net Occupancy Expense                  506       432       391       17.13         10.49
Equipment Expense                      418       356       359       17.42         (0.84)
Advertising and Public Relations       228       249       241       (8.43)         3.32
Legal and Professional Services        172       189       225       (8.99)       (16.00)
Data Processing                        388       343       325       13.12          5.54
Amortization of Core Deposit
   Intangible                           --        41       141     (100.00)       (70.92)
Other                                1,177       948       927       24.16          2.27
                                    ------    ------    ------      ------         -----
     Total                          $5,469    $4,812    $4,566       13.65%         5.39%
                                    ======    ======    ======      ======         =====

Provision for Income Taxes

Metro provides for income taxes under the liability method of accounting for income taxes. Metro's provision for income taxes of $833 represents an effective tax rate of 35.5% in 2000. This compares to an effective tax rate of 38.7% in 1999 and 40.7% in 1998. A change in state tax law drove this decline in 2000. Footnote twelve of the consolidated financial statements includes a reconciliation of Metro's effective tax rate and the U.S. federal statutory rates.

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

Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2000, that Metro meets all capital adequacy requirements to which it is subject.

USE OF FUNDS

Securities

Securities are the second major category of earning assets for the Bank. This portfolio, together with short-term investments on used to manage the Bank's interest rate sensitivity and liquidity as other components of the balance sheet change. Management's objective is to maximize, within quality standards, its net interest margin while providing a stable source of liquidity through the scheduled stream of maturities and interest income.

Securities comprise 28.5% of total earning assets at December 31, 2000. The "held to maturity" portfolio is managed to provide a stable source of liquidity through scheduled maturities and interest income payments. The "available for sale" portfolio is managed to maximize investment yields and to provide liquidity to react timely to the needs of the Bank.

Total securities at December 31, 2000 decreased by $0.4 million or 1.0% from the prior year. This decrease is nominal.

Weighted average yields on the securities portfolio were 5.99% for 2000 and 5.73% for 1999.

Securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. Securities designated as "held to maturity" include $1.5 million of dual indexed derivative securities as of December 31, 2000, representing no change from the prior year. Although these securities' current market values are below cost, Metro believes these securities to be only temporarily impaired due to their interest rate characteristics. The bank has the ability to hold these securities until their respective maturity dates, when significant differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale.

Securities Weighted Average Yield

                                     1 Year of Less       1 to 5 Years        5 to 10 Year        Over 10 Years       Total
                                    ---------------     ----------------    ---------------      ----------------     -------
                                    Balance    Rate     Balance     Rate    Balance    Rate      Balance     Rate     Balance
Available for Sale
------------------
US Government & Agencies                504    6.22%      6,370     6.16%        --      --%         261     8.28%      7,135
States & Political Subdivision 1         --      --          --       --         --      --           --       --          --
Other Securities                         --      --          --       --         --      --          240     6.89%        240
Mortgage Backed Securities               --      --       1,798     6.14%     3,295    6.30%      24,866     6.57%     29,959
                                    -------             -------             -------             --------             --------
Total Available for Sale                504               8,168               3,295               25,367               37,334
                                    =======             =======             =======             ========             ========

Held to Maturity
----------------
US Government & Agencies                 --      --%    $ 1,459     3.38%        --      --%          --       --%    $ 1,459
States & Political Subdivision 1         --      --       1,645     8.26%        --      --           --       --       1,645
Mortgage Backed Securities               --      --          --       --         --      --           --       --          --
                                                        -------                                                      --------
Total Held to Maturity                   --             $ 3,104       --         --      --           --       --     $ 3,104
                                                        =======                                                      ========

These investment securities weighted average yields are presented on a tax equivalent basis.

1. Average rates were calculated on a tax-equivalent basis using a marginal federal income tax rate of 34%.

Loans

Total loans increased from $88.1 million in 1999, or 16.8% to $102.9 million at December 31, 2000. The increase is due to the growth of both the commercial/real estate portfolio and the installment portfolio, which grew in 2000 by 16.9% and 23.3%, respectively. The Bank continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at the Bank's target market. During 2000, the Bank increased the installment loan portfolio by expanding its indirect lending relationship through a local window manufacturer.

The Bank's growth in commercial and other loans is centered around short- and intermediate-term maturities. The Bank has maintained a competitive approach toward high quality loans in its marketplace. While Guaranteed Student Loans
(GSLs) account for 2.9% of the Bank's loan portfolio at December 31, 2000, these loans are comprised of approximately 1,500 promissory notes made to approximately 700 borrowers who are geographically dispersed throughout the United States. These GSLs are serviced and guaranteed, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by United Student Aid Funds, Inc. and Sallie Mae Servicing Corporation.

Loan Portfolio at Year-End
                                                  December 31,              Percent change from
                                       2000          1999          1998   1999 to 2000 1998 to 1999
                                    ---------     ---------     --------- ------------ ------------
Commercial & Agricultural           $  24,261     $  22,067     $  20,288        9.9%      8.8%
Real Estate - Construction              2,504         1,295         2,399       93.4     (46.0)
Real Estate - Mortgage                 49,229        41,603        36,890       18.3      12.8
Installment                            23,848        19,338        16,487       23.3      17.3
Student Loans                           3,034         3,764         4,405      (19.4)    (14.6)
                                    ---------     ---------     ---------      -----     -----
                                      102,876        88,067        80,469       16.8       9.4
                                    ---------     ---------     ---------      -----     -----

Less:  Allowance for Loan Losses       (1,352)       (1,464)       (1,300)      (7.7)     12.6
                                    ---------     ---------     ---------      -----     -----
       Net Loans                    $ 101,524     $  86,603     $  79,169       17.2%      9.4%
                                    =========     =========     =========      =====     =====

                                                                     After 1 But
Maturity Distribution                            Within 1 Year     Within 5 Years      After 5 Years         Total
----------------------------------------------  ----------------  ------------------ ------------------  --------------
Commercial, Financial & Agricultural                  $   8,978         $    10,192         $    5,091        $ 24,261
Real Estate - Construction                                1,694                 810                  -           2,504
                                                ----------------  ------------------ ------------------
                    TOTAL                            $   10,672         $    11,002         $    5,091        $ 26,765
                                                ================  ================== ==================

Real Estate - Mortgage                                                                                          49,229
Installment                                                                                                     23,848
Student Loans                                                                                                    3,034
                                                                                                         --------------
                    TOTAL                                                                                    $ 102,876
                                                                                                         ==============

Loans Maturing After One Year With :
Fixed Interest Rates                                                    $    23,607         $   24,064
Variable Interest Rates                                                       7,292             20,085
                                                                  ------------------ ------------------
                    TOTAL                                               $    31,536         $   44,149
                                                                  ================== ==================

The Bank's loan portfolio is comprised primarily of commercial and installment loans. At December 31, 2000, the Bank did not have any significant outstanding loan concentration in similar industries that could cause an adverse impact during an economic downturn in any one industry segment.

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

As of December 31, 2000, Metro had impaired loans of $926. Of this amount, $95 had a related specific allowance. As of December 31, 1999, Metro had impaired loans of $443. Of this amount, none had a related specific allowance.

The Bank's policy for recognizing income on impaired loans is to accrue interest until a loan is classified as impaired. For loans which receive the classification of impaired during the current period, interest accrued to date is charged against current earnings. No interest is accrued after a loan is classified as impaired. All payments received for loans which are classified as impaired are utilized to reduce the principal balance outstanding. Interest income of $39 would have been recorded in 2000 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 2000, interest income in the amount of $16 was recorded on impaired loans prior to being classified as impaired. The average balance of impaired loans was $830 for the year ended December 31, 2000.

Loans are charged off when they are deemed uncollectible. Total charged-off loans, net of recoveries, were $214 in 2000, compared to $68 in 1999 and $9 in 1998.

The following tables present activity in the allowance for loan losses account and allocation of the allowance among loan categories:

Allowance for Loan Losses
                                                For the year ended
                                                    December 31,
                                                 2000        1999
                                                -------     -------
Allowance for Loan Losses, January 1            $ 1,464     $ 1,300
                                                -------     -------
Loans Charged-Off:
    Commercial                                      188          34
    Installment                                      44          44
                                                -------     -------
       Total Charged-Off Loans                      232          78
                                                -------     -------
Recoveries on Charged-Off Loans:
    Commercial                                       11           7
    Installment                                       7           3
                                                -------     -------
       Total Recoveries on Charged-Off Loans         18          10
Net Charged-Off Loans                               214          68
Provision for Loan Losses                           102         232
                                                -------     -------
Allowance for Loan Losses, December 31          $ 1,352     $ 1,464
                                                =======     =======
Average Loans Outstanding                       $94,403     $81,661
                                                =======     =======
Net Charged-Off Loans to Average Loans             0.23%       0.08%
                                                =======     =======

Allocation of Allowance for Loan Losses

                                                                    December 31,
                                           -----------------------------------------------------------
                                                      2000                            1999
                                           -----------------------------  -----------------------------
                                                          % of Loans to                  % of Loans to
                                              Amount       Total Loans       Amount       Total Loans
                                           ------------- ---------------  ------------- ---------------
Commercial & Agricultural                     $     317          24.1%      $    377           25.1%
Real Estate - Construction                           33           2.5             22             1.5
Real Estate - Mortgage                              679          48.9            714            47.2
Installment                                         315          23.7            341            21.9
Student Loans                                         8           0.8             10             4.3
                                           -------------     ----------   -------------      ---------

                                              $   1,352         100.0%      $   1,464          100.0%
                                           =============     ==========   =============      =========

The student loan portfolio is fully guaranteed by a third party for all loans which were first disbursed prior to October 1, 1993. For those loans disbursed on or after October 1, 1993 (or consolidated on or after that date), the guarantee is 98 percent of the principal and interest due, provided that the lender did not incur violations sufficient to cause the assessment of an interest penalty or the loss of guarantee on the loan. All guaranteed student loans are re-insured in various amounts by the federal government. As of December 31, 2000, approximately $847 or 27.9% of the Bank's student loan portfolio was disbursed after October 1, 1993.

Under-Performing Assets
                                                  December 31,
                                          ----------------------------
                                              2000            1999
                                          -------------   ------------
Non-Accruing Loans                           $     412       $    443
Ninety (90) Days Past Due                          227            202
                                          -------------   ------------
          Total Under-Performing Assets      $     639       $    645
                                          =============   ============

Under-Performing Assets as a
          Percentage of Total Loans              0.62%          0.73%
                                          =============   ============

Past Due Loans (90 Days or More)
    Commercial                                       -              -
    Real Estate - Construction                       -              -
    Mortgage                                         -              -
    Installment                                      -              -
    Student Loans                                  227            202
                                          -------------   ------------
          Total                              $     227       $    202
                                          =============   ============

In addition to the loans classified as under-performing, management is closely monitoring loans approximating $795 as of December 31, 2000 for the borrowers' ability to continue to comply with contractual terms. For these loans, existing conditions do not warrant either a partial charge-off or classification as non-accrual. Management believes it has taken a conservative approach in its evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the general condition of the portfolio and in establishing the allowance for loan losses.

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

Funding Sources-Average Balances
                                                                              Percent Change from
                                     For the year ended December 31,         ----------------------
                                    ----------------------------------       1999 to       1998 to
                                        2000        1999        1998           2000          1999
                                        ----        ----        ----         -------      ---------
Core Deposits:
   Non-Interest Bearing Demand        $ 27,789    $ 25,386    $ 24,896         9.47%          1.97%
   Savings Accounts                      4,909       5,238       4,961        (6.28)          5.58
   Money Market and NOW Accounts        48,223      46,373      40,835         3.99          13.56
   Other Time Deposits                  31,045      30,299      31,043         2.46          (2.40)
                                    ----------   ---------   ---------
   Total Core Deposits                 111,966     107,296     101,735         4.35           5.47
                                    ----------   ---------   ---------

Time Deposits of $100,000 and Over      13,342      10,911      13,257        22.28         (17.70)

Other Borrowings and
     Repurchase Agreements               8,117       2,123           3       282.34      70,666.67
                                    ----------   ---------   ---------

          Total Funding Sources       $133,425    $120,330    $114,995        10.88%          4.64%
                                    ==========   =========   =========       ======      =========

Funding Sources - Average Rates
                                                                                 Percent Change from
                                          For the year ended December 31,       -----------------------
                                        -----------------------------------      1999 to       1998 to
                                             2000          1999        1998        2000          1999
                                             ----          ----        ----     ---------     ---------
    Core Deposits
    Non-Interest Bearing Demand                --%           --%         --%           --%           --%
    Savings Accounts                         1.99          2.00        2.27         (0.50)       (11.89)
    Money Market and NOW Accounts            4.47          3.61        3.96          23.82        (8.84)
    Other Time Deposits                      6.10          4.99        5.63          22.24       (11.37)
                                        ------------------------------------   ------------ -------------
    Total Core Deposits                     3.70%         3.07%       3.41%         18.21%       (8.21%)
                                        ------------------------------------   ------------ -------------
    Other Borrowings and
       Repurchase Agreements                 5.87          4.11        5.14        (27.01)       (20.04)
                                        ------------------------------------   ------------ -------------
           Total Funding Sources            4.03%         3.34%       3.73%         14.41%       (8.85%)
                                        ====================================   ============ =============

The Bank's average total core deposits have shown steady growth over the past several years, increasing by $4.7 million or 4.4% in 2000 and $5,600 or 5.5% in 1999. During 2000, the Bank experienced increases in all categories of average deposits, except for savings accounts. The daily average balance of savings, money market and NOW accounts and other time deposits increased 2.8% during 2000.

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

Time Deposit of $100,000 and Over

        Year End    1 - 90     91 - 180     181 - 366    Beyond 1
         Balance     Days        Days          Days        Year
        --------    ------     --------     ---------    --------

2000    $ 13,342    $  610     $  4,010      $ 4,610     $ 4,112

Currently, the Bank has available separate agreements with two regional banks which provide for the purchase of Federal funds to meet short-term liquidity needs. The total amount of Federal funds available to the Bank under these agreements is $4.0 million. The Bank also maintains a current line of credit with the Federal Home Loan Bank in the amount of $7.5 million to meet liquidity needs. The Bank had no Federal Funds purchased during 2000.

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

At December 31, 2000, $48.4 million or 47.3% of the loan portfolio were fixed rate loans, excluding non-accruing loans. Variable rate loans, excluding non-accruing loans, amounted to $53.9 million or 52.7% of the loan portfolio at December 31, 2000. Fixed and variable rate loans with a scheduled maturity date greater than one year amounted to $47.7 million and $27.4 million, respectively, at December 31, 2000. In the securities category, $0.5 million or 1.2% of the portfolio matures within one year. The Bank's average loan-to-deposit ratio, another indication of liquidity, was 76.4% in 2000 compared to 70.3% for 1999.

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

The cumulative GAP ratio of the Bank on December 31, 2000 was 61.8% for expected maturities of ninety days or less and 78.6% for maturities of one year or less. The ratios fall within the Bank's desired liquidity range for one year. Management intends to maximize its net interest margin while managing interest rate risk within prudent boundaries. Based upon the current balance sheet structure of the Bank, any future increase in interest rates could have a positive impact on the Bank's net interest margin and earnings. Given current economic conditions, management expects any decrease in general interest rates to have a minimal effect on the Bank's earnings.

Interest Rate Sensitivity Analysis
                                                         91 - 365       1 - 5       Beyond 5
                                         1 - 90 Days       Days         Years        Years        Total
                                         -----------    ----------    ----------  ------------  ----------
Earning Assets:
   Securities                              $  2,143      $ 20,872      $ 15,168     $  2,360     $ 40,542
   Loans (excluding non-accruing)            39,962        12,260        34,105       16,137      102,464
                                           --------      --------      --------     --------     --------
     Total Earning Assets                  $ 42,105      $ 33,132      $ 49,273     $ 18,497     $143,006
                                           ========      ========      ========     ========     ========

Interest-Bearing Liabilities:
   Savings and Time Deposits               $ 59,308      $ 24,538      $ 19,025     $     --     $102,871
   Repurchase Agreements                      8,868            --            --           --        8,868
   Borrowed Funds                                --         3,000         2,000           --        5,000
                                           --------      --------      --------     --------     --------
     Total Interest-Bearing Liabilities    $ 68,176      $ 27,538      $ 21,025     $     --     $116,739
                                           ========      ========      ========     ========     ========

Interest Rate Sensitivity Gap Per
     Period                                $(26,071)     $  5,594      $ 28,248     $ 18,497     $ 26,267

Cumulative Interest Rate Gap               $(26,071)     $(20,477)     $  7,771     $ 26,267     $ 26,267

Cumulative Ratio of Interest Rate
     Sensitivity                               61.8%         78.6%        106.7%       122.5%       122.5%

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
MetroBanCorp
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheet of MetroBanCorp as of December 31, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1999 and the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 were audited by other auditors whose report dated January 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroBanCorp as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                 Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 26, 2001, except for
Note 1-Stock Dividends, as to which
the date is March 12, 2001

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Consolidated Balance Sheets
MetroBanCorp
        (dollars in thousands)

                                                                                 December 31,
ASSETS                                                                        2000         1999
--------------------------------------------------------------------------------------------------
Cash and Due from Banks                                                    $  22,192     $   9,526

Securities Held to Maturity
        (Fair Value: 2000 - $3,104 and 1999 - $3,067)                          3,208         3,212
Securities Available for Sale                                                 37,334        37,745
                                                                           ---------    ----------
            Total Securities                                                  40,542        40,957
                                                                           ---------    ----------

Loans held for sale                                                              212           118
Loans, net of allowance of $1,352 and $1,464                                 101,312        86,485

Premises and Equipment, net                                                    1,508         1,543
Accrued Interest Receivable and Other Assets                                   2,566         2,608
                                                                           ---------    ----------

            Total Assets                                                   $ 168,332     $ 141,237
                                                                           =========     =========

LIABILITIES
--------------------------------------------------------------------------------------------------
Deposits:
        Non-Interest Bearing                                               $  36,139     $  24,225
        Interest Bearing                                                     102,871        93,921
                                                                           ---------    ----------
            Total Deposits                                                   139,010       118,146
                                                                           ---------    ----------

Repurchase Agreements                                                          8,868         5,395
Other Borrowings                                                               5,000         3,300
Accrued Interest Payable and Other Liabilities                                 1,420         1,120
                                                                           ---------    ----------
            Total Liabilities                                                154,298       127,961
                                                                           ---------    ----------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Preferred Stock: 1,000,000 shares authorized;
        none outstanding                                                          --            --
Common Stock: no par value, 3,000,000 shares authorized;
        2,038,224 and 2,033,036 issued and outstanding in 2000 and 1999       14,352        14,232
Retained Earnings/(Accumulated Deficit)                                         (191)         (508)
Accumulated Other Comprehensive Loss                                            (127)         (448)
                                                                           ---------     ---------
            Total Shareholders' Equity                                        14,034        13,276
                                                                           ---------     ---------

            Total Liabilities and Shareholders' Equity                     $ 168,332     $ 141,237
                                                                           =========     =========

See accompanying notes.

Consolidated Statements of Income
MetroBanCorp
       (dollars in thousands, except per share data)

                                                         Year ended December 31,
                                                       2000       1999       1998
-----------------------------------------------------------------------------------
INTEREST INCOME:
       Loans, including related fees                  $ 9,598    $ 7,925    $ 7,851
       Securities
                                                        2,241      2,275      1,739
       Other                                              238        108        391
                                                      -------    -------    -------
Total Interest Income
                                                       12,077     10,308      9,981
                                                      -------    -------    -------

INTEREST EXPENSE:
       Deposits                                         4,897      3,998      4,292
       Other                                              476         87         --
                                                      -------    -------    -------
Total Interest Expense                                  5,373      4,085      4,292
                                                      -------    -------    -------

Net Interest Income                                     6,704      6,223      5,689

       Provision for Loan Losses                          102        232        311
                                                      -------    -------    -------
Net Interest Income after Provision
       for Loan Losses                                  6,602      5,991      5,378
                                                      -------    -------    -------

NON-INTEREST INCOME:
       Service Charges on Deposit Accounts                501        399        354
       Securities Gains/(Losses)                            1         --         (9)
       Other Service Charges, Commissions and Fees        327        373        337
       ATM Fee Income                                     382        335        279
                                                      -------    -------    -------
Total Non-Interest Income                               1,211      1,107        961
                                                      -------    -------    -------

NON-INTEREST EXPENSE:
       Salaries and Employee Benefits                   2,580      2,254      1,957
       Occupancy, net                                     506        432        391
       Equipment                                          418        356        359
       Advertising and Public Relations                   228        249        241
       Legal and Professional                             172        189        225
       Data Processing                                    388        343        325
       Amortization of Core Deposit Intangible             --         41        141
       Other                                            1,177        948        927
                                                      -------    -------    -------
Total Non-Interest Expense                              5,469      4,812      4,566
                                                      -------    -------    -------

Income Before Income Taxes                              2,344      2,286      1,773
       Provision for Income Taxes                         833        884        722
                                                      -------    -------    -------

NET INCOME                                            $ 1,511    $ 1,402    $ 1,051
                                                      =======    =======    =======

BASIC NET INCOME PER COMMON SHARE                     $  0.72    $  0.66    $  0.49
                                                      =======    =======    =======
DILUTED NET INCOME PER COMMON SHARE                   $  0.71    $  0.63    $  0.47
                                                      =======    =======    =======

See accompanying notes.

Consolidated Statements of Cash Flows
MetroBanCorp
(dollars in thousands)

                                                                                     Year ended December 31,
OPERATING ACTIVITIES:                                                            2000         1999          1998
------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $  1,511     $  1,402     $  1,051
Adjustments to Reconcile Net Income to
       Cash Provided by Operating Activities:
           Provision for Loan Losses                                                102          232          311
           Depreciation and Amortization                                            451          360          451
           (Gain)/Loss on Sale of Securities                                         (1)          --            9
           Changes in Accrued Interest Receivable and Other Assets                 (193)        (342)        (164)
           Change in Accrued Interest Payable and Other Liabilities                 300         (194)         (39)
           Change in Loans Held for Sale                                            (94)         188         (306)
                                                                               --------     --------     --------
Net Cash Provided by Operating Activities                                         2,076        1,646        1,313
                                                                               --------     --------     --------

INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
       Proceeds from Maturities of Investment Securities Held to Maturity            --           --        8,020
       Proceeds from Maturities of Investment Securities Available for Sale       5,098        2,230        8,876
       Proceeds from Sales of Investment Securities Available for Sale            4,502        8,476        4,500
       Purchases of Investment Securities Available for Sale                     (8,678)     (11,080)     (32,973)
       Purchases of Investment Securities Held to Maturity                           --           --       (1,717)
       Proceeds from Sales of Student Loans                                          --           32           --
       Proceeds from the Repayment of Student Loans                                 730          608          562
       Net Loans made to Customers                                              (15,659)      (8,647)      (3,438)
       Purchases of Premises and Equipment                                         (366)        (326)        (439)
                                                                               --------     --------     --------
Net Cash Used in Investing Activities                                           (14,373)      (8,707)     (16,609)
                                                                               --------     --------     --------

FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
       Change in Deposits                                                        20,864       (1,682)       8,594
       Change in Repurchase Agreements                                            3,473        5,395           --
       Cash Dividends Paid                                                         (502)        (427)        (349)
       Change in Fed Funds Purchased                                             (3,300)       3,300           --
       FHLB advances                                                              5,000           --           --
       Issuance of Common Stock                                                     237            3           --
       Repurchase of Common Stock                                                  (809)         (46)          --
                                                                               --------     --------     --------
Net Cash Provided by Financing Activities                                        24,963        6,543        8,245
                                                                               --------     --------     --------

------------------------------------------------------------------------------------------------------------------
 Net Increase/(Decrease) in Cash and Cash Equivalents                            12,666         (517)      (7,051)

 Cash and Cash Equivalents at Beginning of Period                                 9,526       10,044       17,095
                                                                               --------     --------     --------

 Cash and Cash Equivalents at End of Period                                    $ 22,192     $  9,526     $ 10,044
                                                                               ========     ========     ========

Supplemental Disclosure of Cash Flow Information:
       Cash Paid During the Year for Interest Expense                          $  5,008     $  3,902     $  4,288
       Cash Paid During the Year for Income Taxes                                   954        1,036          912

See accompanying notes.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
MetroBanCorp
(dollars in thousands, except per share data)

                                                                    Retained       Accumulated                     Total
                                                                    Earnings /         Other                       Share-
                                         Common Shares    Common  (Accumulated    Comprehensive   Comprehensive   holders'
                                          Outstanding     Stock     Deficit)     Income / (Loss)      Income       Equity
--------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1998                 $1,681,291     $ 11,210    $   880         $   42                       $ 12,132
Net Income                                         -            -      1,051              -          $  1,051        1,051
     Change in Unrealized Gains on
     Securities, net                               -            -          -              5                 5            5
                                                                                                     --------
     Comprehensive Income                                                                            $  1,056
                                                                                                     ========
     Cash Dividend ($0.16 per share)                                                   (349)                          (349)
     5% Stock Dividend                        84,017          880       (880)                                            -
     10% Stock Dividend                      176,418        1,458     (1,458)                                            -
-------------------------------------------------------------------------------------------                       --------
Balances, December 31, 1998                1,941,726       13,548       (756)            47                         12,839
Net Income                                         -            -      1,402              -          $  1,402        1,402
     Change in Unrealized Losses on
     Securities, net                               -            -          -           (495)             (495)        (495)
                                                                                                     --------
     Comprehensive Income                                                                            $    907
                                                                                                     ========
     Cash Dividend ($0.20 per share)                                     (427)                                        (427)
     MetroBanCorp Employee Equity Plan           382            3           -                                            3
     Purchases of Common Stock                (5,983)         (46)          -                                          (46)
     5% Stock Dividend                        96,911          727        (727)                                           -
-------------------------------------------------------------------------------------------                       --------
Balances, December 31, 1999                2,033,036       14,232        (508)         (448)                        13,276
Net Income                                         -            -       1,511             -          $  1,511        1,511
     Change in Unrealized Gains on
     Securities, net                               -            -           -           321               321          321
                                                                                                     --------
     Comprehensive Income                                                                            $  1,832
                                                                                                     ========
     Cash Dividend ($0.24 per share)                                     (502)                                        (502)
     MetroBanCorp Employee Equity Plan         1,241            8           -                                            8
     Exercised Options and Employee Stock
     Purchase Plan                            41,309          229           -                                          229
     Purchases of Common Stock              (134,420)        (809)          -                                         (809)
     5% Stock Dividend                        97,058          692        (692)                                           -
-------------------------------------------------------------------------------------------                       --------
Balances, December 31, 2000              $ 2,038,224     $ 14,352     $  (191)       $ (127)                      $ 14,034
                                         ==================================================                       ========


     Disclosure of Reclassification Amount     2000        1999         1998
     ------------------------------------------------------------------------
     Unrealized Holding (Losses)/Gains
     Arising During Period                      532        (820)          (1)
     Less: Reclassification Adjustment for
     Gains/(Losses)
          Included in Net Income                 (1)          -            9
     Tax effect                                (210)        325           (3)
                                              -------------------------------
     Other Comprehensive Income/(Loss)
                                                321        (495)           5
                                              ===============================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
METROBANCORP
(Dollar amounts in thousands, except per share data)

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

      Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight Federal Funds Sold.

      Securities - Metro has the intent and ability to hold securities classified as held to maturity until their respective maturities. Their securities are stated at cost, adjusted for amortization of premiums and accretion of discounts.

      Securities not classified as held to maturity are considered available for sale. Available for sale securities are stated at fair market value. Unrealized gains and losses, net of taxes, are included in other comprehensive income.

      Gains or losses from the sale of securities are determined on a specific identification basis. Interest income includes the amortization of premiums and accretion of discounts.

      Allowance for Loan Losses - The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

      Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate.

      In general, loans internally classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to re-evaluate the credit under its normal evaluation procedures.

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

      Core Deposit Intangible - The core deposit intangible represents the excess of acquisition costs over the fair value of net assets acquired were amortized on the straight-line basis over a period of eight years.

      Repurchase Agreements - These securities are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were sold plus accrued interest. It is Metro's policy to relinquish control of securities sold under the agreements to repurchase. Metro also monitors its exposure with respect to securities borrowed transactions. The maximum amount of outstanding agreements at any month-end was $10,455 and $5,400 during 2000 and 1999, respectively. The daily average outstanding balance of securities sold under agreements to repurchase amounted to $4,076 and $1,700 for the years ended December 31, 2000 and 1999 respectively.

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

                                                                                  2000               1999              1998
                                                                             --------------     --------------    --------------
      Basic
                Net income                                                       $   1,511          $   1,402          $  1,051
                                                                             ==============     ==============    ==============

                 Weighted average common shares outstanding                      2,087,272          2,137,214         2,140,753

           Basic earnings per common share                                        $   0.72           $   0.66          $   0.49
                                                                             ==============     ==============    ==============

      Diluted
                Net income                                                       $   1,511          $   1,402          $  1,051
                                                                             ==============     ==============    ==============
                Weighted average common shares outstanding for basic
                  earnings per common share                                      2,087,272          2,137,214         2,140,753
                Add:  Dilutive effects of assumed exercises of stock
                  options                                                           21,947             77,072           113,895
                                                                             --------------     --------------    --------------

             Average shares and dilutive potential common shares                 2,109,219          2,214,286         2,254,648
                                                                             ==============     ==============    ==============

         Diluted earnings per common share                                        $   0.71           $   0.63          $   0.47
                                                                             ==============     ==============    ==============

      Stock options for 163,043 and 47,475 shares of common stock were not considered in computing diluted earnings per common share for 2000 and 1999 because they were antidilutive.

      Stock Dividends - A 5% stock dividend was declared on March 12, 1998 to shareholders of record on March 18, 1998 and distributed on April 6, 1998. A 10% stock dividend was declared on January 8,

      1999 to shareholders of record on January 19, 1999 and distributed on February 8, 1999. A 5% stock dividend was declared on January 10, 2000 to shareholders of record on January 20, 2000 and distributed on February 7, 2000. A 5% stock dividend was declared January 25, 2001 to shareholders of record on March 1, 2001 and distributed March 12, 2001. All average share and per share amounts have been retroactively adjusted for all prior years to reflect these stock dividends.

      Comprehensive Income - Comprehensive income consists of net income and other comprehensive income/(loss). Other comprehensive income/(loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

      Stock Compensation - Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense using an option pricing model to estimate fair value.

      Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

      Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

      Dividend Restrictions - According to banking regulations, the Bank is restricted as to the amount of dividends that can be paid to Metro without prior regulatory approval. Indiana chartered banks are limited in the amount of dividends they may pay to undivided profits of the bank adjusted for statutorily defined bad debts.

      Industry Segment - Internal financial information is reported and aggregated in one line of business, banking.

      New Accounting Pronouncements: Beginning January 1, 2001, a accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on net income.

3.    SECURITIES

      The amortized cost and fair value of securities are as follows:

                                                                                       Gross         Gross
                                                                       Amortized    Unrealized     Unrealized
                                                                          Cost         Gains         Losses       Fair Values
                                                                      ------------- ------------ --------------- --------------
      December 31, 2000
      Securities Held to Maturity
      ---------------------------
      U.S. Government Agencies and Corporations                           $  1,500      $     -      $    (100)      $   1,400
      Municipal Securities                                                   1,708            -             (4)          1,704
                                                                      ------------- ------------ --------------- --------------
                                 Total Securities Held to Maturity
                                                                             3,208            -           (104)          3,104
                                                                     ------------- ------------ --------------- --------------


      Securities Available for Sale
      -----------------------------
      Mortgage-Backed & Other Securities                                    30,157                                      29,959
                                                                                             41           (239)
      U.S. Government  Agencies and Corporations                             7,397            3            (25)          7,375
                                                                      ------------- ------------ --------------- --------------
                               Total Securities Available for Sale          37,554                                      37,334
                                                                                             44           (264)
                                                                      ------------- ------------ --------------- --------------

                                                  Total Securities       $  40,762       $   44      $    (368)      $  40,438
                                                                      ============= ============ =============== ==============

      December 31, 1999
      Securities Held to Maturity
      ---------------------------
      U.S. Government Agencies and Corporations                           $  1,500      $     -      $    (109)      $   1,391
      Municipal Securities                                                   1,712            -            (36)          1,676
                                                                      ------------- ------------ --------------- --------------
                                 Total Securities Held to Maturity
                                                                             3,212            -           (145)          3,067
                                                                      ------------- ------------ --------------- --------------

      Securities Available for Sale
      -----------------------------
      Mortgage-Backed Securities                                                                                        29,404
                                                                            30,001            -           (597)
      U.S. Government  Agencies and Corporations                             8,496            -           (155)          8,341
                                                                      ------------- ------------ --------------- --------------
                               Total Securities Available for Sale                                                      37,745
                                                                            38,497            -           (752)
                                                                      ------------- ------------ --------------- --------------

                                                  Total Securities       $  41,709      $     -      $    (897)      $  40,812
                                                                      ============= ============ =============== ==============

      Contractual maturities of debt securities at December 31, 2000 are presented in the following table. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or repayment penalties:

                                                                Available for Sale                  Held to Maturity
                                                          -------------------------------     ------------------------------
                                                            Amortized                          Amortized
                                                               Cost           Fair Value          Cost           Fair Value
      Due in one year or less                                   $   505          $   504           $     -           $    -
      Due after one year through five years                       6,392            6,370             3,208            3,104
      Due after five years through ten years                          -                -                 -                -
      Due after ten years                                           500              501                 -                -
      Mortgage backed securities                                 30,157           29,959                 -                -
                                                          --------------    -------------     -------------    -------------

           Total Securities                                    $ 37,554         $ 37,334          $  3,208         $  3,104
                                                          ==============    =============     =============    =============

      Securities with a carrying value of approximately $12,500 and $10,500 were pledged at December 31, 2000 and 1999, to secure certain deposits and repurchase agreements, and for other purposes as permitted or required by law.

      In addition, all otherwise unpledged securities are pledged as collateral for Federal Home Loan Bank advances.

      Gross realized gains/losses on the sale of securities amounted to a $1 gain and $0 loss during 2000 compared to gains of $0 and losses of $9 in 1998. No securities were sold during 1999.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair value approximates carrying amount for all items except those described further. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year end for new deposits, applied until maturity. Estimated fair value for off-balance-sheet loan commitments are considered nominal.

      The estimated carrying and fair values of Metro's financial instruments, are as follows:

                                                                            December 31,
                                                    -------------------------------------------------------------
                                                                2000                             1999
                                                    -----------------------------      --------------------------
                                                     Carrying           Fair           Carrying          Fair
                                                       Value           Value             Value          Value
                                                    ------------    -------------      -----------    -----------
       Financial Assets:
          Cash and equivalents                         $ 22,192         $ 22,192          $ 9,526        $ 9,526
          Securities                                     40,542           40,438           40,957         40,812
          Loans, net                                    101,524          102,951           86,603         88,289

       Financial Liabilities:
          Deposits                                      139,010          139,201          118,146        118,054
          Other Borrowings                                5,000            5,027            3,300          3,300
          Repurchase agreements                           8,868            8,868            5,395          5,395

5.    LOANS

      Total loans by major loan categories are as follows:

                                                               December 31,
                                                  ----------------------------------------
                                                       2000                    1999
                                                  ----------------       -----------------
      Commercial & Agricultural                        $   24,261              $   22,067
      Real Estate - Construction                            2,504                   1,295
      Real Estate - Mortgage                               49,017                  41,485
      Installment                                          23,848                  19,338
      Student Loans                                         3,034                   3,764
                                                  ----------------       -----------------

              Total Loans                                 102,664                  87,949

      Allowance for Loan Losses                           (1,352)                 (1,464)
                                                  ----------------
                                                                         -----------------
      Loans, Net                                       $  101,312              $   86,485
                                                  ================       =================

      Transactions in the allowance for loan loss account for the years indicated were as follows:

                                                 2000           1999           1998
                                            --------------- -------------- -------------
      Balance at Beginning of Year               $   1,464       $  1,300       $   998
      Provision for Loan Losses                        102            232           311
      Charged-Off Loans                              (232)           (78)          (29)
      Recoveries                                        18             10            20
                                            --------------- -------------- -------------

      Balance at End of Year                      $  1,352       $  1,464      $  1,300
                                            =============== ============== =============

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

      Impaired loans were as follows.

                                                                2000            1999
                                                             ------------    -----------
      Year-end loans with no allocated allowance                 $   831         $  443
         for loan losses
      Year-end loans with allocated allowance                         95              -
                                                             ------------    -----------
         for loan losses                                         $   926         $  443
                                                             ============    ===========
            Total

      Amount of the allowance for loan losses allocated           $   20         $    -

                                                                 2000            1999            1998
                                                             ------------    -----------     ------------
      Average of impaired loans during the year                  $   830         $  373          $   215
      Interest income recognized during impairment                     -              -                -
      Cash-basis interest income recognized                            -              -                -

6.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2000 and 1999 consist of the following:

                                                    2000             1999
                                               -------------    -------------
      Land and Improvements                         $   216         $    200
      Building and Improvements                       1,523            1,314
      Furniture and Equipment                         2,221            2,080
                                               -------------    -------------
      Total                                           3,960            3,594

      Less:  Accumulated Depreciation and
      Amortization                                  (2,452)          (2,051)
                                               -------------    -------------

                                                   $  1,508        $   1,543
                                               =============    =============

7.    DEPOSITS

      The aggregate amount of time deposits in denominations of $100 or more at December 31, 2000 and 1999 was $13,342 and $10,763.

      At December 31, 2000, the scheduled maturities of time deposits are as follows:

           2001              2002            2003            2004            2005          Thereafter          Total
      --------------    -------------    ------------    ------------    ------------    -------------     -------------
         $ 29,725         $ 13,664         $ 3,240         $ 1,202          $  903          $    21           $ 48,755

8.    OTHER BORROWINGS

      At year-end 1999, other borrowings consisted entirely of federal funds purchased. At year-end 2000, other borrowings consisted entirely of advances from the Federal Home Loan Bank (FHLB) which were as follows:

            Maturity Date              Interest Rate             2000
      --------------------------     -------------------     --------------
      May 29, 2001                                7.24%           $  2,000
      June 4, 2001                                 7.24              2,000
      June 3, 2002                                 6.77              1,000
                                                             --------------

         Total                                                    $  5,000
                                                             ==============

      Each advance is payable at its maturity date. The advances were collateralized by first mortgage loans under a blanket lien arrangement with the FHLB.

      Maturities over the next five years are:

      2001                         $    3,000
      2002                              2,000

9.    BENEFIT PLANS

      Employees' Thrift and Retirement Plan - Metro maintains a trusteed contributory thrift and retirement plan (Employees' Thrift and Retirement
      Plan) covering all employees who have attained the age of twenty-one and work a minimum of one thousand hours per calendar year. Salary redirection or "401(k)" contributions are made to the Employees' Thrift and Retirement Plan pursuant to a Salary Redirection Agreement between each eligible employee and the Bank. Eligible employees may contribute up to 10% of their pre-tax compensation, limited by the amount allowed by the IRS. Metro matching contributions are 110% of the first 6% of the employee's compensation, provided the employee contributes at least 2% of their compensation to the Plan. Metro may make additional profit sharing contributions to the Plan as determined and approved by the Board of Directors. Employees vest 100% in Metro's matching and discretionary profit sharing contributions at the end of five years of Plan participation. Metro's contribution expense related to the Employees' Thrift and Retirement Plan amounted to $83, $69, and $68 in 2000, 1999, and 1998.

      Supplemental Executive Retirement Plan - Metro has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants of the Employees' Thrift and Retirement Plan to defer compensation from Metro or receive contributions without regard to the amounts limited by the IRS under the Employee's Thrift and Retirement Plan. SERP participants' salary deferrals, however, are limited to amounts not to exceed 25% of the participant's compensation, including amounts contributed to the Employees' Thrift and Retirement Plan. Metro may make matching contributions in percentage amounts as described under the Employees' Thrift and Retirement Plan. Also, Metro may make discretionary contributions to the SERP as determined and approved by the Board of Directors. Metro's contribution expense related to the SERP was $38, $28, and $19 in 2000, 1999, and 1998.

      Employee Equity Ownership Plan - Effective January 1, 1999, Metro established the Employee Equity Ownership Plan (EEOP), an equity-based compensation plan, for certain employees of Metro as defined by the plan. In order to receive an award under the EEOP, the employee must be actively employed throughout the computation period. The EEOP is designed and intended to promote the achievement of the Bank's goals by providing an incentive to employees to assist in meeting those goals, and to share the results of meeting or exceeding those goals with the employees. Metro's contribution expense related to the EEOP was $4 in 2000 and $3 in 1999.

10.   REGULATORY CAPITAL REQUIREMENTS

      Metro and MetroBank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices as well as qualitative judgments by the regulators about components, risk weightings, and other factors. Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements.

      Actual and required capital amounts and ratios are presented below at year-end.

                                                                                         To Be Well Capitalized
                                                                                              Under Prompt
                                                               For Capital Adequacy         Corrective Action
                                         Actual                      Purposes                  Provisions
                                 ------------------------     -----------------------    ------------------------
      2000                         Amount         Ratio        Amount        Ratio         Amount         Ratio
                                 -----------     --------     ----------    ---------    -----------     --------
      Total Capital to risk
        weighted assets
           Consolidated             $15,513        13.7%         $9,033         8.0%        $11,291        10.0%
           Bank                      13,196        11.8%          8,982         8.0%         11,228        10.0%
      Tier 1 Capital to risk
        weighted assets
           Consolidated              14,161        12.5%          4,516         4.0%          6,774         6.0%
           Bank                      11,844        10.6%          4,491         4.0%          6,737         6.0%
      Tier 1 Capital to
        average assets
           Consolidated              14,161         9.6%          5,933         4.0%          7,416         5.0%
           Bank                      11,844         8.1%          5,846         4.0%          7,307         5.0%

                                                                                         To Be Well Capitalized
                                                                                              Under Prompt
                                                               For Capital Adequacy         Corrective Action
                                         Actual                      Purposes                  Provisions
                                 ------------------------     -----------------------    ------------------------
      1999                         Amount         Ratio        Amount        Ratio         Amount         Ratio
                                 -----------     --------     ----------    ---------    -----------     --------
      Total Capital to risk
        weighted assets
           Consolidated             $14,921        15.6%         $7,662         8.0%        $ 9,578        10.0%
           Bank                      12,593        13.2%          7,609         8.0%          9,512        10.0%
      Tier 1 Capital to risk
        weighted assets
           Consolidated              13,724        14.3%          3,831         4.0%          5,747         6.0%
           Bank                      11,404        12.0%          3,805         4.0%          5,707         6.0%
      Tier 1 Capital to
        average assets
           Consolidated              13,724        10.2%          5,388         4.0%          6,735         5.0%
           Bank                      11,404         8.6%          5,296         4.0%          6,620         5.0%

      As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed Metro's or the Bank's capital categories.

11.   STOCK OPTION PLANS

      During 1991, shareholders of Metro adopted the 1991 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank and the 1991 Directors' Stock Option Plan for directors of Metro and the Bank. Options and SARs under these plans are fully vested at the grant date, except for options granted to the directors of the Bank which vest at 20% per year. All options granted under these plans have an exercise price of $5.57 per share.

      During 1994, shareholders of Metro adopted the 1994 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, and the 1994 Directors' Stock Option Plan for directors of Metro. Options and SAR's under these plans are fully vested at the grant date. Options granted under these plans have exercise prices ranging from $4 to $9 per share.

      As of December 31, 2000, there were 413,928 shares of common stock reserved for issuance under these plans. Stock option activity under these plans was as follows (information has been restated for stock dividend issuances):

                                                    Number of                  Weighted Average
               Options                                Shares                      Share Price
      ---------------------------------------------------------------------------------------------
          December 31, 1997                              263,605                    $   5.11
               Granted                                    44,568                        7.16
               Granted                                     9,095                        8.14
               Forfeitures                               (2,315)                        5.65
      ---------------------------------------------------------------------------------------------
          December 31, 1998                              314,953                    $   5.50
               Granted                                    42,452                        8.14
               Granted                                     6,615                        6.80
               Granted                                     9,371                        6.80
               Forfeitures                              (16,853)                        6.21
      ---------------------------------------------------------------------------------------------
          December 31, 1999                              356,538                    $   5.85
               Granted                                    44,573                        6.80
               Granted                                     9,975                        5.71
               Exercised                                (28,855)                        5.30
               Forfeitures                              (35,161)                        5.21
      ---------------------------------------------------------------------------------------------
          December 31, 2000                              347,070                    $   6.08
                                                                               ==============
                Shares exercisable                       347,070
                                              ===================

      Options outstanding at December 31, 2000, have a weighted average remaining life of 5.95 years. The weighted average fair value of the options granted was $2.06 per share in 2000, $3.81 per share in 1999 and $3.40 per share in 1998.

      Had compensation cost for stock options been measured using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below.

                                                         2000               1999               1998
                                                    ---------------     --------------    ----------------
      Pro forma net income                          $      1,404        $     1,283       $         960
      Pro forma basic earnings per share                     .67                .60                 .47
      Pro forma diluted earnings per share                   .66                .58                 .45

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                         2000               1999               1998
                                                    ---------------     --------------    ----------------
      Risk-free interest rate                               5.79%              5.07%               5.50%
      Expected option life                                 10.0                9.9                 6.1
      Expected stock price volatility                      32.3               41.8                38.7
      Dividend yield                                       4.17%               2.44%               1.94%

12.   INCOME TAXES

      Metro and the Bank file a consolidated income tax return. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities and income tax rates expected to be in effect when the amounts related to such differences are realized or settled. The provision (benefit) for income taxes consists of the following:

                                                           2000               1999              1998
                                                      --------------    ---------------    --------------
      Federal         - Current                            $    604           $    784          $    659
                      - Deferred                                 93               (97)             (120)
                                                      --------------    ---------------    --------------

                                                                697                687               539
                                                      --------------    ---------------    --------------

      State           - Current
                                                                110                215               204
                      - Deferred                                 26               (18)              (21)
                                                      --------------    ---------------    --------------

                                                                136                197               183
                                                      --------------    ---------------    --------------

                                                           $    833           $    884          $    722
                                                      ==============    ===============    ==============

      A reconciliation between Metro's effective tax rate and the U.S. federal statutory rate is as follows:

                                                               2000              1999            1998
                                                         ---------------    -------------    ------------
      U.S. Federal Statutory Rate                             34.0%             34.0%            34.0%
      State Income Taxes, Net of Federal Income
      Tax                                                      3.8               5.6              6.5
             Benefit
      Tax Exempt Interest                                     (0.9)             (1.0)            (0.8)
      Other                                                   (1.3)              0.1              1.0
                                                         ---------------    -------------    ------------
                                                              35.6%             38.7%            40.7%
                                                         ===============    =============    ============

      The significant components of Metro's net deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                                   2000              1999
                                                              ---------------    -------------
      Depreciation                                                 $     103          $   105
      Provision for Loan Losses                                          474              537
      Net Unrealized Loss on Securities Available for Sale                93              304
      Other                                                               33               87
                                                              ---------------    -------------

                                                                   $     703         $  1,033
                                                              ===============    =============

      No valuation allowance was deemed necessary.

13.   COMMITMENTS AND CONTINGENCIES

      Metro has entered into non-cancelable operating leases for its main office and five branch offices. The main office lease will expire in 2005 while the expiration of the branch office leases range from 2001 through 2005. Each operating lease has options to extend into the future. Rental expense for 2000, 1999 and 1998 was $193, $174 and $162. Future aggregate minimum annual rentals (not considering renewal options) are payable as follows:

          2001             2002           2003            2004             2005          Thereafter
      -------------    ------------    -----------    -------------    ------------    --------------
        $   183         $   165        $   131          $   129          $   23          $     -

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

      Metro's financial instruments where contract amounts represent credit risk are as follows:

                                                                    2000              1999
                                                               ---------------    -------------
      Standby Letters of Credit                                    $      161        $      13

      Commitments to Extend Credit                                     17,858           17,151
      Unused Commercial Lines of Credit & Real
          Estate Draw Notes                                               678              478

      Unused Home Equity & Personal Lines of Credit                     1,751            1,618
                                                               ---------------    -------------

      Total Commitments                                            $   20,448        $  19,260
                                                               ===============    =============

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

      At year end 2000 a reserve of $743 was required on deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

14.   RELATED PARTY TRANSACTIONS

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

      Loan transactions with directors and their affiliates and principal officers of Metro for 2000 were as follows:

      Balance at Beginning of Year                     $   1,112
      Loans Made                                             707
      Loan Repayments                                      (587)
                                                  ---------------

      Balance at End of Year                           $   1,232
                                                  ===============

      Deposits held for directors and their affiliates and principal officers of Metro as of December 31, 2000 and 1999 were $2,800 and $4,400.

      Certain directors and the companies with which they are affiliated also provide services to Metro. Metro conducts business with these affiliated companies for advertising and public relations, legal services and leasing office space.

      Payments made to director-affiliated companies are as follows:

                                                2000              1999             1998
                                           --------------   ---------------  ----------------
      Advertising & Public Relations            $    203         $     212         $     178
      Lease Payments                                   -                 -                 2
      Legal Services                                   3                 7                 6
                                           --------------   ---------------  ----------------

             Total                              $    206         $     219         $     186
                                           ==============   ===============  ================

      The Bank purchased student loans from a company of which certain executive officers serve as directors of Metro and the Bank. The loans are serviced by and guaranteed by the seller. Loan servicing fees paid to the seller were $27, $31 and $37 in 2000, 1999 and 1998, respectively. The loans are purchased on the same terms as those offered by the seller to other institutions. There were no purchases of student loans in 2000, 1999 or 1998. In 1999 and 1998, the Bank sold $32 and $3,500 of student loans back to the seller.

15.   PARENT COMPANY FINANCIAL STATEMENTS

      The following are the condensed statements of the parent company.

      Condensed Statements of Condition at December 31:
               ASSETS:                                                       2000          1999
                                                                        --------------- ------------
             Cash and Cash Equivalents                                        $    106      $    62
             Securities Available for Sale                                       2,003        2,039
             Investment in MetroBank                                            11,725       10,968
             Other                                                                 229          261
                                                                        --------------- ------------

         Total Assets                                                       $   14,063     $ 13,330
                                                                        =============== ============

         LIABILITIES AND SHAREHOLDERS' EQUITY:
             Other Liabilities                                                $     29      $    54
             Shareholders' Equity                                               14,034       13,276
                                                                        --------------- ------------

         Total Liabilities and Shareholders' Equity                         $   14,063     $ 13,330
                                                                        =============== ============

          Condensed Statements of Operations for the years:
                                                              2000           1999          1998
                                                          ------------- --------------- ------------
      Dividends from Banking Subsidiary                      $   1,150        $      -            $
                                                                                                  -
      Interest Income                                              124             134          166
      Non-Interest Expenses                                      (256)           (215)        (281)
      Income Tax Benefit                                            53              32           46
      Equity in Undistributed Earnings of
            MetroBank                                              440           1,451        1,120
                                                          ------------- --------------- ------------
      Net Income                                             $   1,511       $   1,402     $  1,051
                                                          ============= =============== ============

          Condensed Statements of Cash Flows for the years:
                                                                     2000           1999          1998
                                                                 ------------- --------------- ------------
      Cash Flows from Operating Activities:
      Net Income                                                    $   1,511       $   1,402     $  1,051
      Adjustments to Reconcile Net Income to
           Cash Provided by/(Used in) Operating Activities:
      Equity in Undistributed Earning of MetroBank                      (440)         (1,451)      (1,120)
      Net amortization of securities                                       36               -            -
      Change in Other Assets and Liabilities, net                          16            (61)         (58)
                                                                 ------------- --------------- ------------
          Net Cash Flows from operating activities                      1,123           (110)        (127)
                                                                 ------------- --------------- ------------

      Cash Flows From Investing Activities:
      Proceeds from the Sale of Securities                              2,000             100        2,000
      Proceeds from Maturity of Securities                                  -             400        2,000
      Purchases of Securities                                         (2,005)               -      (4,005)
                                                                 ------------- --------------- ------------
          Net Cash Flows from investing activities                        (5)             500          (5)
                                                                 ------------- --------------- ------------

      Cash Flows from Financing Activities:
      Cash Dividends Paid                                               (502)           (427)        (349)
      Purchases of Treasury Stock, net                                  (801)            (43)            -
      Exercise of options                                                 229               -            -
                                                                 ------------- --------------- ------------
      Net cash from financing activities                              (1,074)           (470)        (349)
                                                                 ------------- --------------- ------------

      Net Increase/(Decrease) in Cash and Cash Equivalents                 44            (80)        (481)
      Cash and Cash Equivalents at Beginning of Year                       62             142          623
                                                                 ------------- --------------- ------------
      Cash and Cash Equivalents at End of Year                       $    106        $     62      $   142
                                                                 ============= =============== ============


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

         None.

                                    Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

         The information set forth under the caption "Election of Directors", "Executive Officers of The Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information set forth under the caption "Executive Compensation" in Metro's Proxy Statement, which is to be filed with Commission within 120 days of December 31, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The information set forth under the caption "Security Ownership of Beneficial Owners and Management" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information set forth under the caption "Certain Relationships and Related Transactions" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON  FORM 8-K
         ---------------------------------

(a)      The following Exhibits are being filed as part of this Registration
         Statement:

         3.01*1         Articles of Incorporation

         3.02*1         By-Laws

         10.01*1 Employment Agreement dated December 31, 1992 between Registrant and Ike G. Batalis

         10.02*1 Employment Agreement dated July 1, 1991 between Registrant and Charles V. Turean

         10.03*1 Employment Agreement dated July 1, 1991 between Registrant and Andrew E. Illyes

         10.04* Letter of Agreement dated December 31, 1992 between the Registrant and Heptagon, Inc.

         10.05* Lease dated September 11, 1987 between Registrant and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

         10.06* Lease dated October 11, 1993 between Registrant and Three Meridian Plaza Company with respect to property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

         10.07*1 Form of Indemnification Agreement for Directors and Officers of Registrant

         10.08*1        Registrant's 1987 Directors' Stock Option Plan

         10.09*1        Registrant's Incorporators' and Founders' Stock Option
                        Plan

         10.10*1        Registrant's 1987 Stock Option and Stock Appreciation
                        Rights Plan

         10.11*1        Registrant's 1991 Directors' Stock Option Plan

         10.12*1        Registrant's 1991 Stock Option and Stock Appreciation
                        Rights Plan

         10.13**1       Registrant's Supplemental Executive Retirement Plan

         10.15*         Student Loan Sale Agreement, dated May 19, 1989

         10.16*         Student Loan Sale Agreement , dated July 1, 1992

         10.17* Consent to Assignment to Secondary Market Services, Inc. of student loan purchase and sale agreements effective April 1, 1993

         10.18*         Student Loan Guarantee Agreement, dated August 19, 1989

         10.19*         Student Loan Servicing Agreement, dated February
                        1, 1997

         10.20**1       Registrant's Employees' Thrift and Retirement Plan

         10.20(a)**** 1 Amendment No. 1, dated October 26, 1995 to the
                        Registrant's Employees' Thrift and Retirement Plan

         10.21***1      Registrant's 1994 Stock Option and Stock Appreciation
                        Rights Plan

         10.22***1      Registrant's 1994 Directors' Stock Option Plan

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

         10.271 Employment Agreement dated May 10, 1999 between Registrant and Gregory J. Murray

         10.28 Memorandum of In-Store Bank Facility License Agreement dated August 13, 1999 between Registrant and SUPERVALU INC., d/b/a Cub Foods for property located at 14610 US North, Carmel, Indiana

         10.29 Memorandum of Lease dated August 26, 1999 between Registrant and G & J PARTNERSHIP for property located at 11815 Allisonville Road, Fishers, Indiana

         13 The Annual Report to Shareholders of the Company for the year ended December 31, 2000 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

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

***** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 1998, filed May 13, 1998.

****** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 1998, filed November 12, 1998.

1 Indicates a management contract or compensatory plan or arrangement filed as an exhibit.

(b)      No Reports on Form 8-K were filed during the last quarter of 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MetroBanCorp
                                         (Registrant)

Date: March 30, 2001                 By: /s/ Ike G. Batalis
                                         -----------------------------
                                         Ike G. Batalis, President

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities indicated as of March 30, 2001.

                                      By: /s/ Ike G. Batalis
                                         -----------------------------
                                          Ike G. Batalis, President
                                          (Principal Executive Officer)

                                      By: /s/Charles V. Turean
                                         -----------------------------
                                          Charles V. Turean
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                      By: CHRIS G. BATALIS*
                                         -----------------------------
                                          Chris G. Batalis, Director

                                      By: TERRY L. EATON*
                                         -----------------------------
                                          Terry L. Eaton, Director

                                      By: EVANS M. HARRELL*
                                         -----------------------------
                                          Evans M. Harrell, Director

                                      By: EDWARD G. McMAHON*
                                         -----------------------------
                                          Edward G. McMahon, Director

                                      By: ROBERT L. LAUTH, JR. *
                                         -----------------------------
                                          Robert L. Lauth, Jr., Director

                                      By: JAMES C. LINTZENICH*
                                         -----------------------------
                                          James C. Lintzenich, Director

                                      By: RUSSELL D. RICHARDSON*
                                         -----------------------------
                                          Russell D. Richardson, Director

                                      By: EDWARD R. SCHMIDT*
                                         -----------------------------
                                          Edward R. Schmidt, Director

                                      By: DONALD F. WALTER*
                                         -----------------------------
                                          Donald F. Walter, Director

                                      *By: /s/ Ike G. Batalis
                                         -----------------------------
                                          Ike G. Batalis, Attorney-in-Fact

                                Index to Exhibits

     Exhibit
     Number                         Exhibit
     -------       ------------------------------------------------------------

3.01*1             Articles of Incorporation of the Registrant

3.02*1             By-Laws of the Registrant

10.01*1 Employment Agreement dated December 31, 1992 between Registrant and Ike G. Batalis

10.02*1 Employment Agreement dated July 1, 1991 between Registrant and Charles V. Turean

10.03*1 Employment Agreement dated July 1, 1991 between Registrant and Andrew E. Illyes

10.04* Letter of Agreement dated December 31, 1992 between the Registrant and Heptagon, Inc.

10.05* Lease dated September 11, 1987 between Registrant and Western Plaza Company with respect to property at 255 Sheridan Road, Noblesville, Indiana

10.06* Lease dated October 11, 1993 between Registrant and Three Meridian Plaza Company with respect to property at 10333 North Meridian Street, Suite 111, Indianapolis, Indiana

10.07*1 Form of Indemnification Agreement for Directors and Officers of the Registrant

10.08*1            Registrant's 1987 Directors' Stock Option Plan

10.09*1            Registrant's Incorporators' and Founders' Stock Option
                   Plan

10.10*1            Registrant's 1987 Stock Option and Stock  Appreciation
                   Rights Plan

10.11*1            Registrant's 1991 Directors' Stock Option Plan

10.12*1            Registrant's 1991 Stock Option and Stock Appreciation
                   Rights Plan

10.13**1           Registrant's Supplemental Executive Retirement Plan

10.15*             Student Loan Sale Agreement, dated May 19, 1989

10.16*             Student Loan Sale Agreement, dated July 1, 1992

10.17*             Consent to Assignment to Secondary Market Services, Inc.

                   of student loan purchase and sale agreements effective April 1, 1993

10.18*             Student Loan Guarantee Agreement, dated August 19, 1989

10.19*             Student Loan Servicing Agreement, dated February 1, 1997

10.20**1           Registrant's Employees' Thrift and Retirement Plan

10.20 (a)**** 1    Amendment No. 1, dated October 26, 1995 to the
                   Registrant's Employees' Thrift and Retirement Plan

10.21***1          Registrant's 1994 Stock Option and Stock Appreciation
                   Rights Plan

10.22***1          Registrant's 1994 Directors' Stock Option Plan

10.24*****         Lease dated March 18, 1997 between Registrant and Riverview
                   Hospital, for property at 2025 Cherry Street, Noblesville,
                   Indiana

10.25******        Sublease dated September 11, 1997 between Registrant and
                   Wal-Mart Stores, Inc., for property at 16865 Clover Road,
                   Noblesville, Indiana

10.26******        Amendment No. 1 to Lease Agreement, dated September
                   30, 1997 between the Registrant and Phoenix Home Life
                   Mutual Insurance Company for property at 10333 North
                   Meridian Street, Suite 111, Indianapolis, Indiana

10.271 Employment Agreement dated May 10, 1999 between Registrant and Gregory J. Murray

10.28 Memorandum of In-Store Bank Facility License Agreement dated August 13, 1999 between Registrant and SUPERVALU INC., d/b/a Cub Foods for property located at 14610 US North, Carmel, Indiana

10.29 Memorandum of Lease dated August 26, 1999 between Registrant and G & J PARTNERSHIP for property located at 11815 Allisonville Road, Fishers, Indiana

13 The Annual Report to Shareholders of the Company for the year ended December 31, 2000 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21*                Subsidiaries of the Registrant

24                 Powers of Attorney