Form 10QSB
period 2001-03-31
METROBANCORP
filed 2001-05-15
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


Commission file number:    0-23790
                           -------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

 Indiana                                  35-1712167
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana          46290
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date May 14, 2001:
2,044,379 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes    No  X
   ---    ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statements of Condition
      March 31, 2001 and December 31, 2000                                  3

      Consolidated Statements of Operations and Comprehensive Income
      Three Months Ended March 31, 2001 and 2000                            4

      Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2001 and 2000                            5

      Notes to Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 3.    Defaults Under Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders             13

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                 14

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Condition
(dollars in thousands)
                                                                   (unaudited)
                                                                     03/31/01     12/31/00
                                                                   -----------   ----------
Assets
   Cash and Due from Banks                                          $  25,096    $  22,192

   Securities Held to Maturity
      (Fair Value:  2001 - $3,213 and 2000 - $3,104)                    3,207        3,208
   Securities Available for Sale                                       38,631       37,334
                                                                    ---------    ---------
              Total Securities                                         41,838       40,542

   Loans held for sale                                                  1,843          212
   Loans, net of allowance of $1,396 and $1,352                       104,496      101,312

   Premises and Equipment, net                                          1,483        1,508
   Accrued Interest Receivable and Other Assets                         2,187        2,566
                                                                    ---------    ---------

              Total Assets                                          $ 176,943    $ 168,332
                                                                    =========    =========

Liabilities
   Deposits:
        Non-Interest Bearing                                        $  32,758    $  36,139
        Interest Bearing                                              111,123      102,871
                                                                    ---------    ---------
              Total Deposits                                          143,881      139,010

   Repurchase Agreements                                               11,707        8,868
   Other Borrowings                                                     5,000        5,000
   Accrued Interest Payable and Other Liabilities                       1,809        1,420
                                                                    ---------    ---------
              Total Liabilities                                       162,397      154,298
                                                                    ---------    ---------
Shareholders' Equity
   Preferred Stock: 1,000,000 shares authorized; none outstanding          --           --
   Common Stock:    no par value, 3,000,000 shares authorized;
                    2,038,309 and 2,038,224 issued and outstanding     14,352       14,352
   Retained Earnings/(Accumulated Deficit)                                  6         (191)
   Accumulated Other Comprehensive Income/(Loss)                          188         (127)
                                                                    ---------    ---------
              Total Shareholders' Equity                               14,546       14,034
                                                                    ---------    ---------

   Total Liabilities and Shareholders' Equity                       $ 176,943    $ 168,332
                                                                    =========    =========

   See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)
                                                                           Three Months Ended
(dollars in thousands, except per share and shares number data)        --------------------------
                                                                        03/31/01       03/31/00
                                                                       -----------    -----------
Interest Income
                Loans, including related fees                          $     2,536    $     2,178
                Securities                                                     708            572
                Other                                                            4              7
                                                                       -----------    -----------
                         Total Interest Income                               3,248          2,757

Interest Expense
                Deposits                                                     1,360          1,090
                Other                                                          172             65
                                                                       -----------    -----------
                         Total Interest Expense                              1,532          1,155
                                                                       -----------    -----------
                              Net Interest Income                            1,716          1,602
                                                                       -----------    -----------
Provision for Loan Losses                                                       51             21
                                                                       -----------    -----------
                Net Interest Income after Provision for Loan Losses          1,665          1,581
                                                                       -----------    -----------

Non-Interest Income
                Service Charges on Deposit Accounts                            137            102
                Securities Gains/(Losses)                                       --             (1)
                Other Service Charges, Commissions and Fees                    104             90
                ATM Fee Income                                                  98             78
                                                                       -----------    -----------
                         Total Non-Interest Income                             339            269

Non-Interest Expense
                Salaries and Employee Benefits                                 683            636
                Occupancy, net                                                 134            121
                Equipment                                                       98            107
                Advertising and Public Relations                                59             68
                Legal and Professional                                          60             39
                Data Processing                                                105             95
                Other                                                          321            258
                                                                       -----------    -----------
                         Total Non-Interest Expense                          1,460          1,324

                         Income Before Income Taxes                            544            526

                         Provision for Income Taxes                            205            206

                                                                       -----------    -----------
Net Income                                                             $       339    $       320
                                                                       ===========    ===========
Comprehensive Income                                                   $       654    $       251
                                                                       ===========    ===========

Basic net income per common share                                      $      0.17    $      0.15
Diluted net income per common share                                    $      0.16    $      0.15

Weighted Average Shares Outstanding                                      2,038,367      2,138,825
Weighted Average Shares Outstanding - Assuming Dilution                  2,103,307      2,162,677

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)
                                                                                Three Months Ended
                                                                               ---------------------
                                                                               03/31/01     03/31/00
                                                                               --------     --------
Operating Activities:
Net Income                                                                     $    339     $    320
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
     Provision for Loan Losses                                                       51           21
     Depreciation and Amortization                                                   95           97
     Net Amortization on Securities                                                   7          (33)
     Change in Accrued Interest Receivable and Other Assets                         148          165
     Change in Accrued Interest Payable and Other Liabilities                       389          188
     Change in Loans Held for Sale                                               (1,631)        (360)
                                                                               --------     --------
        Total Adjustments                                                          (941)          78
                                                                               --------     --------

Net Cash Provided by (Used in) Operating Activities                                (602)         398
                                                                               --------     --------

Investing Activities:
     Proceeds from Maturities and Paydowns of Securities Available for Sale       4,998          996
     Proceeds from Sales of Securities Available for Sale                         1,405        2,500
     Purchases of Securities Available for Sale                                  (7,160)          --
     Proceeds from the Repayment of Student Loans                                   101          143
     Net Loans Made to Customers                                                 (3,336)      (3,340)
     Purchases of Premises and Equipment                                            (70)        (333)
                                                                               --------     --------
Net Cash Provided by (Used in) Investing Activities                              (4,062)         (34)
                                                                               --------     --------

Financing Activities:
     Change in Deposits                                                           4,871       12,109
     Change in Fed Funds Purchased                                                   --       (3,300)
     Change in Repurchase Agreements                                              2,839       (2,811)
     Cash Dividends Paid                                                           (142)        (128)
     Issuance of Common Stock                                                         5          184
     Repurchase of Common Stock and fractional shares                                (5)        (149)
                                                                               --------     --------
Net Cash Provided by Financing Activities                                         7,568        5,905
                                                                               --------     --------
Net Increase in Cash and Cash Equivalents                                         2,904        6,269
Cash and Cash Equivalents at Beginning of Period                                 22,192        9,526
                                                                               --------     --------
Cash and Cash Equivalents at End of Period                                       25,096       15,795
                                                                               ========     ========

See accompanying notes.

                                  MetroBanCorp
                   Notes to Consolidated Financial Statements


 1.      Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 2000.

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

                                                                                     2001          2000
                                                                                  ----------    ----------
                Basic
                          Net income                                              $      339    $      320
                                                                                  ==========    ==========

                           Weighted average common shares outstanding              2,038,367     2,138,825

                     Basic earnings per common share                              $     0.17    $     0.15
                                                                                  ==========    ==========

                Diluted
                          Net income                                              $      339    $      320
                                                                                  ==========    ==========
                          Weighted average common shares outstanding for basic
                            earnings per common share                              2,038,367     2,138,825
                          Add:  Dilutive effects of assumed exercises of stock
                            options                                                   64,940        23,852
                                                                                  ----------    ----------

                       Average shares and dilutive potential common shares         2,103,307     2,162,677
                                                                                  ==========    ==========

                   Diluted earnings per common share                              $     0.16    $     0.15
                                                                                  ==========    ==========

4.       New Accounting Pronouncements
         -----------------------------

         Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement did not have a material effect on Metro's financial results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of March 31, 2001 as compared to December 31, 2000, and the results of operations for the three months ending March 31, 2001 and 2000.

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

FINANCIAL CONDITION

At March 31, 2001, Metro had total assets of $176.9 million, an increase of $8.6 million or 5.1 percent from December 31, 2000. Consolidated earning assets totaled $163.3 million, or 92.3 percent of total assets, at March 31, 2001. The principal components of earning assets were loans in the amount of $107.4 million or 65.8 percent of total earning assets, securities of $41.8 million or
25.6 percent of total earning assets and interest bearing due from bank accounts of $14.1 million or 8.6 percent of total earning assets. Earning assets at December 31, 2000 were $155.0 million, or 92.1 percent of total assets.

LOANS

Gross loans outstanding increased $4.9 million or 4.7 percent from December 31, 2000 to March 31, 2001. Metro continued to make a concerted effort to increase its commercial and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At March 31, 2001, net loans amounted to 60.1 percent of total assets, compared to 60.3 percent of total assets at year end 2000. Metro's loan to deposit ratio, which is one measure of liquidity, was 74.9 percent at March 31, 2001, compared to 74.0 percent at year end 2000.

                          Loan Portfolio at Period-End
                             (dollars in thousands)

                             March 31, 2001   December 31, 2000     % Change
                             --------------   -----------------   ----------

Commercial & Agricultural           $24,222             $24,261       (0.16%)
Real Estate - Construction            4,297               2,504       71.61%
Real Estate - Mortgage               51,583              49,229        4.78%
Installment                          24,699              23,848        3.57%
Student Loans                         2,934               3,034       (3.30%)
                              --------------  ------------------  -----------

                Gross Loans         107,735             102,876        4.72%
Less:
Allowance for Loan Losses            (1,396)             (1,352)       3.25%
                              --------------  ------------------  -----------

                Loans, net         $106,339            $101,524        4.74%
                              ==============  ==================  ===========

Delinquent loans at March 31, 2001 were $1,435,000, representing 1.3 percent of gross loans, compared to $569,000 of delinquent loans, or 0.6 percent of gross loans, at year end 2000. Delinquent loans in both periods consisted primarily of student loans guaranteed by a third party. Non-accruing loans at March 31, 2001 amounted to $363,000, compared to $412,000 at December 31, 2000.

At March 31, 2001 and December 31, 2000, Metro had an allowance for loan losses of $1,396,000 and $1,352,000, respectively, representing 1.3 percent for each period. Metro provides for probable loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account. The increased provision in 2001 reflects higher levels of delinquent and non-accruing loans as well as growth in the portfolio.

                       Allowance for Loan Losses Activity
                   Three months ended March 31, 2001 and 2000
                             (dollars in thousands)

                                                        2001           2000
                                                        ----           ----

Allowance for Loan Losses, January 1                   $1,352         $1,464
Loans Charged-Off:
     Commercial                                             -           (68)
     Real Estate                                            -              -
     Mortgage                                               -              -
     Installment                                           (8)           (19)
     Student Loans                                          -              -
                                                   -----------     ----------
Total Charged-Off Loans                                    (8)           (87)
                                                   -----------     ----------

Recoveries on Charged-Off Loans:
     Commercial                                             -              3
     Real Estate                                            -              -
     Mortgage                                               -              -
     Installment                                            1              5
     Student Loans                                          -              -
                                                   -----------     ----------
Total Recoveries                                            1              8
                                                   -----------     ----------
Net Charged-Off Loans                                      (7)           (79)
                                                   -----------     ----------
Provision for Loan Losses                                  51             21
                                                   -----------     ----------
Allowance for Loan Losses, March 31                    $1,396         $1,406
                                                   ===========     ==========

Average Loans Outstanding                            $103,407        $87,631
                                                   ===========     ==========

Net Charged-Off loans to Average Loans                   .007%           .09%
                                                   ===========     ==========

SECURITIES
----------

Total securities at March 31, 2001 were $41.8 million, increasing by $1.3 million or 3.2 percent from the amount at December 31, 2000. Purchases of securities totaled $7.2 million during the quarter and more than offset reductions from securities sold, principal paydowns and maturities.

DEPOSITS
--------

Total deposits at March 31, 2001 amounted to $143.9 million, compared to $139.0 million at December 31, 2000, representing an increase for this period of $4.9 million. Since December 31, 2000, non-interest bearing demand deposits decreased by $3.4 million or 9.4 percent, while interest bearing deposits increased by $8.3 million or 8.0 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits increased to $18.5 million from $15.3 million at December 31, 2000. This includes $5.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

CAPITAL
-------

For the three months ending March 31, 2001, Metro's total capital increased by a net amount of $512,000. Year to date earnings amounted to $339,000. Capital increased by $5,000, resulting from grants of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan. Additionally, improvement in the securities portfolio caused accumulated other comprehensive income to increase by $315,000. The total decrease in capital amounted to $147,000, and resulted from the repurchase of 400 shares of Metro common stock and fractional shares from the stock dividend for $5,000, and the payment of a $0.07 quarterly cash dividend per common share to Metro shareholders in the total amount of $142,000 during the quarter.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of March 31, 2001, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of March 31, 2001 (dollars in thousands):

                                                     To Be Well Capitalized
                                                     Under Prompt Corrective
                                 Actual                 Action Provisions
                           ------------------     -----------------------------
                             Amount    Ratio        Amount             Ratio
                           ---------  -------     -----------       -----------
Total Capital
(to Risk Weighted Assets)
    Metro                   $15,754    13.41%     >   $11,744       >    10.00%
                                                  -                 -
    MetroBank               $13,453    11.51%     >   $11,688       >    10.00%
                                                  -                 -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                   $14,358    12.23%     >    $7,046       >     6.00%
                                                  -                 -
    MetroBank               $12,057    10.32%     >    $7,013       >     6.00%
                                                  -                 -

Tier 1 Capital
(to Average Assets)
    Metro                   $14,358     8.74%     >    $8,210       >     5.00%
                                                  -                 -
    MetroBank               $12,057     7.44%     >    $8,101       >     5.00%
                                                  -                 -

As of December 31, 2000, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the table. There are no conditions or events since this notification that management believes have changed MetroBank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $1.7 million for the three months ended March 31, 2001, compared to $1.6 million for the comparable period of 2000, an increase of 5.3 percent. The increase in net interest income was driven primarily by an increase in loan volume. Metro's provision for loan loss expense was $51,000 for the three months ended March 31, 2001, compared to $21,000 for the same period in 2000. The loan loss provision made in 2001 was at a level considered necessary by Metro management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $1.5 million for the three month period ending March 31, 2001, compared to $1.3 million for the same period one year earlier, an increase of 10.3 percent. Approximately thirty-five percent of this increase resulted from a 7.4 percent increase in salaries and employee benefits driven by annual merit increases and additional staff hired to support Metro's growth.

NET INCOME
----------

Metro recorded net income of $339,000 for the three month period ending March 31, 2001, compared to $320,000 for the same period one year earlier, an increase of 5.9 percent.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - none.
-------  -----------------

Item 2.  Changes in Securities and Use of Proceeds - none.
-------  -----------------------------------------

Item 3.  Defaults Upon Senior Securities - none.
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none.
-------  ---------------------------------------------------

Item 5.  Other Information - none.
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits - none.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending March 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METROBANCORP
                                            (Registrant)

May 15, 2001                                By: /S/ Ike G. Batalis
                                                ---------------------
                                                Ike G. Batalis
                                                President (Principal
                                                Executive Officer)



May 15, 2001                                By: /S/ Charles V. Turean
                                                ----------------------
                                                Charles V. Turean
                                                Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer)