Form 10QSB
period 2001-06-30
METROBANCORP
filed 2001-08-13
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                JUNE 30, 2001.


Commission file number: 0-23790
                        -------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

Indiana                                    35-1712167
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana             46290
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
August 13, 2001: 2,001,338 Shares of Common Stock
                 --------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statements of Condition
      June 30, 2001 and December 31, 2000                                  3

      Consolidated Statements of Operations and Comprehensive Income
      Three Months Ended June 30, 2001 and 2000                            4

      Consolidated Statements of Operations and Comprehensive Income
      Six Months Ended June 30, 2001 and 2000                              5

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2001 and 2000                              6

      Notes to Consolidated Financial Statements                           7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              14

Item 2.    Changes in Securities and Use of Proceeds                      14

Item 3.    Defaults Under Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                16

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Condition
(unaudited)
(dollars in thousands)

                                                                                   06/30/01       12/31/00
                                                                                   ---------     ---------
Assets
   Cash and Due from Banks                                                         $  15,864     $  22,192

   Securities Held to Maturity
      (Fair Value:  2001 - $3,229 and 2000 - $3,104)                                   3,206         3,208
   Securities Available for Sale                                                      39,525        37,334
                                                                                   ---------     ---------
              Total Securities                                                        42,731        40,542

   Loans held for sale                                                                   484           212
   Loans, net of allowance of $1,384 and $1,352, respectively                        113,574       101,312

   Premises and Equipment, net                                                         1,416         1,508
   Accrued Interest Receivable and Other Assets                                        2,124         2,566
                                                                                   ---------     ---------

              Total Assets                                                         $ 176,193     $ 168,332
                                                                                   =========     =========

Liabilities
   Deposits:
        Non-Interest Bearing                                                       $  31,499     $  36,139
        Interest Bearing                                                             107,470       102,871
                                                                                   ---------     ---------
              Total Deposits                                                         138,969       139,010

   Repurchase Agreements                                                              12,666         8,868
   Fed Funds Purchased                                                                 3,400            --
   Other Borrowings                                                                    5,000         5,000
   Accrued Interest Payable and Other Liabilities                                      1,534         1,420
                                                                                   ---------     ---------
              Total Liabilities                                                      161,569       154,298
                                                                                   ---------     ---------
Shareholders' Equity
   Preferred Stock:    1,000,000 shares authorized; none outstanding                      --            --
   Common Stock:       no par value, 3,000,000 shares authorized; 1,992,521
                         and 2,038,224 issued and outstanding, respectively           14,037        14,352
   Retained Earnings/(Accumulated Deficit)                                               270          (191)
   Accumulated Other Comprehensive Income/(Loss)                                         317          (127)
                                                                                   ---------     ---------
              Total Shareholders' Equity                                              14,624        14,034
                                                                                   ---------     ---------

   Total Liabilities and Shareholders' Equity                                      $ 176,193     $ 168,332
                                                                                   =========     =========

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                                Three Months Ended
                                                                        -------------------------
(dollars in thousands, except per share data)
                                                                         06/30/01       06/30/00
                                                                        ----------     ----------
Interest Income
                Loans, including related fees                           $    2,593     $    2,363
                Securities                                                     668            557
                Other                                                            1              5
                                                                        ----------     ----------
                         Total Interest Income                               3,262          2,925

Interest Expense
                Deposits                                                     1,235          1,143
                Other                                                          180             95
                                                                        ----------     ----------
                         Total Interest Expense                              1,415          1,238
                                                                        ----------     ----------
                              Net Interest Income                            1,847          1,687
                                                                        ----------     ----------
Provision for Loan Losses                                                       60             22
                                                                        ----------     ----------
                Net Interest Income after Provision for Loan Losses          1,787          1,665
                                                                        ----------     ----------

Non-Interest Income
                Service Charges on Deposit Accounts                            154            122
                Securities Gains                                                --              1
                Other Service Charges, Commissions and Fees                    133             86
                ATM Fee Income                                                  97             97
                                                                        ----------     ----------
                         Total Non-Interest Income                             384            306

Non-Interest Expense
                Salaries and Employee Benefits                                 717            634
                Occupancy, net                                                 132            125
                Equipment                                                       96            108
                Advertising and Public Relations                                55             69
                Legal and Professional                                          83             64
                Data Processing                                                104             93
                Other                                                          326            284
                                                                        ----------     ----------
                         Total Non-Interest Expense                          1,513          1,377
                                                                        ----------     ----------

                         Income Before Income Taxes                            658            594

                         Provision for Income Taxes                            250            223

                                                                        ----------     ----------
Net Income                                                              $      408     $      371
                                                                        ==========     ==========
Comprehensive Income                                                    $      537     $      402
                                                                        ==========     ==========

Basic net income per common share                                       $     0.20     $     0.18
Diluted net income per common share                                     $     0.20     $     0.18

Weighted Average Shares Outstanding                                      2,026,860      2,112,122
Weighted Average Shares Outstanding - Assuming Dilution                  2,089,451      2,125,632

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                                 Six Months Ended
                                                                        -------------------------
(dollars in thousands, except per share data)
                                                                         06/30/01       06/30/00
                                                                        ----------     ----------
Interest Income
                Loans, including related fees                           $    5,129     $    4,542
                Securities                                                   1,376          1,137
                Other                                                            5             12
                                                                        ----------     ----------
                         Total Interest Income                               6,510          5,691

Interest Expense
                Deposits                                                     2,595          2,233
                Other                                                          352            161
                                                                        ----------     ----------
                         Total Interest Expense                              2,947          2,394
                                                                        ----------     ----------
                              Net Interest Income                            3,563          3,297
                                                                        ----------     ----------
Provision for Loan Losses                                                      111             42
                                                                        ----------     ----------
                Net Interest Income after Provision for Loan Losses          3,452          3,255
                                                                        ----------     ----------

Non-Interest Income
                Service Charges on Deposit Accounts                            291            224
                Other Service Charges, Commissions and Fees                    237            168
                ATM Fee Income                                                 195            175
                                                                        ----------     ----------
                         Total Non-Interest Income                             723            567

Non-Interest Expense
                Salaries and Employee Benefits                               1,400          1,270
                Occupancy, net                                                 266            246
                Equipment                                                      194            215
                Advertising and Public Relations                               114            137
                Legal and Professional                                         143            103
                Data Processing                                                209            188
                Other                                                          647            543
                                                                        ----------     ----------
                         Total Non-Interest Expense                          2,973          2,702
                                                                        ----------     ----------

                         Income Before Income Taxes                          1,202          1,120

                         Provision for Income Taxes                            455            429

                                                                        ----------     ----------
Net Income                                                              $      747     $      691
                                                                        ==========     ==========
Comprehensive Income                                                    $    1,191     $      653
                                                                        ==========     ==========

Basic net income per common share                                       $     0.37     $     0.33
Diluted net income per common share                                     $     0.36     $     0.32

Weighted Average Shares Outstanding                                      2,032,582      2,125,473
Weighted Average Shares Outstanding - Assuming Dilution                  2,094,237      2,144,411

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)
                                                                                   Six Months Ended
                                                                                ----------------------

                                                                                06/30/01      06/30/00
                                                                                --------      --------
Operating Activities:

Net Income                                                                      $    747      $    691
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
     Provision for Loan Losses                                                       111            42
     Depreciation and Amortization                                                   184           200
     Net Amortization on Securities                                                   38            72
     Change in Accrued Interest Receivable and Other Assets                          117            (3)
     Change in Accrued Interest Payable and Other Liabilities                        114           290
     Change in Loans Held for Sale                                                  (272)         (319)
                                                                                --------      --------
        Total Adjustments                                                            292           282
                                                                                --------      --------

Net Cash Provided by Operating Activities                                          1,039           973
                                                                                --------      --------

Investing Activities:
     Proceeds from Maturities and Paydowns of Securities Available for Sale        3,971         2,283
     Proceeds from Sales of Securities Available for Sale                          5,998         2,500
     Purchases of Securities Available for Sale                                  (11,427)           --
     Proceeds from the Repayment of Student Loans                                    158           265
     Net Loans Made to Customers                                                 (12,531)       (9,779)
     Purchases of Premises and Equipment                                             (92)         (347)
                                                                                --------      --------
Net Cash Used in Investing Activities                                            (13,923)       (5,078)
                                                                                --------      --------

Financing Activities:
     Change in Deposits                                                              (41)        8,651
     Change in Fed Funds Purchased                                                 3,400        (3,300)
     Change in Repurchase Agreements                                               3,798          (515)
     FHLB Advances                                                                    --         5,000
     Cash Dividends Paid                                                            (286)         (254)
     Issuance of Common Stock                                                         37           184
     Repurchase of Common Stock and Fractional Shares                               (352)         (392)
                                                                                --------      --------
Net Cash Provided by Financing Activities                                          6,556         9,374
                                                                                --------      --------
Net Increase/(Decrease) in Cash and Cash Equivalents                              (6,328)        5,269
Cash and Cash Equivalents at Beginning of Period                                  22,192         9,526
                                                                                --------      --------
Cash and Cash Equivalents at End of Period                                      $ 15,864      $ 14,795
                                                                                ========      ========

See accompanying notes.

                                  MetroBanCorp
                   Notes to Consolidated Financial Statements


 1.      Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 2000.

2.       Comprehensive Income
         --------------------

         Comprehensive Income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investment by owners and distributions to owners. In Metro's case, comprehensive income includes net income and the change in unrealized gains and losses on available for sale securities.

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

                                                                  For the Three Months Ended June 30,
                                                                        2001             2000
                                                                     ----------       ----------
Basic
          Net income                                                 $      408       $      371
                                                                     ==========       ==========

          Weighted average common shares outstanding                  2,026,860        2,112,122

       Basic earnings per common share                               $     0.20       $     0.18
                                                                     ==========       ==========

Diluted
          Net income                                                 $      408       $      371
                                                                     ==========       ==========
          Weighted average common shares outstanding for basic
            earnings per common share                                 2,026,860        2,112,122
          Add:  Dilutive effects of assumed exercises of stock
            options                                                      62,591           13,510
                                                                     ----------       ----------

       Average shares and dilutive potential common shares            2,089,451        2,125,632
                                                                     ==========       ==========

Diluted earnings per common share                                    $     0.20       $     0.18
                                                                     ==========       ==========


                                                                  For the Six Months Ended June 30,
                                                                        2001             2000
                                                                     ----------       ----------
Basic
          Net income                                                 $      747       $      691
                                                                     ==========       ==========

          Weighted average common shares outstanding                  2,032,582        2,125,473

       Basic earnings per common share                               $     0.37       $     0.33
                                                                     ==========       ==========

Diluted
          Net income                                                 $      747       $      691
                                                                     ==========       ==========
          Weighted average common shares outstanding for basic
            earnings per common share                                 2,032,582        2,125,473
          Add:  Dilutive effects of assumed exercises of stock
            options                                                      61,655           18,938
                                                                     ----------       ----------

       Average shares and dilutive potential common shares            2,094,237        2,144,411
                                                                     ==========       ==========

Diluted earnings per common share                                    $     0.36       $     0.32
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of Metro as of June 30, 2001 as compared to December 31, 2000, and the results of operations for the three and six month periods ending June 30, 2001 and 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect Metro's future financial results and performance. This could cause results or performance to differ materially from those expressed in any forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.

The possible events or factors include the following: the Bank's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and Metro's wholesale and retail funding sources. Metro is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state banking regulators and the Office of Thrift Supervision, whose policies and regulations could affect Metro's financial results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate and market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which Metro operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and Metro's ability to manage these and other risks.

FINANCIAL CONDITION

At June 30, 2001, Metro had total assets of $176.2 million, an increase of $7.9 million or 4.7 percent from December 31, 2000. Consolidated earning assets totaled $162.6 million, or 92.3 percent of total assets, at June 30, 2001. The principal components of earning assets were loans in the amount of $115.4 million or 71.0 percent of total earning assets, securities of $42.7 million or
26.2 percent of total earning assets and interest bearing due from bank accounts of $4.5 million or 2.8 percent of total earning assets. Earning assets at December 31, 2000 were $155.0 million, or 92.1 percent of total assets.

LOANS
-----

Gross loans outstanding increased $12.6 million or 12.2 percent from December 31, 2000 to June 30, 2001. Metro continued to make a concerted effort to increase its commercial and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At June 30, 2001, net loans amounted to 64.7 percent of total assets, compared to 60.3 percent of total assets at year end 2000. Metro's loan to deposit ratio, which is one measure of liquidity, was 83.1 percent at June 30, 2001, compared to 74.0 percent at year end 2000.

                                     Loan Portfolio at Period-End
                                        (dollars in thousands)

                                      June 30, 2001     December 31, 2000      % Change
                                    ----------------- ---------------------  -------------
Commercial & Agricultural                    $28,131               $24,261         15.95%
Real Estate - Construction                     4,880                 2,504         94.89%
Real Estate - Mortgage                        55,402                49,229         12.54%
Installment                                   24,153                23,848          1.28%
Student Loans                                  2,876                 3,034        (5.21%)
                                    ----------------- ---------------------  -------------

                       Gross Loans           115,442               102,876         12.21%
Less:
Allowance for Loan Losses                    (1,384)               (1,352)          2.37%
                                    ----------------- ---------------------  -------------

                        Loans, net          $114,058              $101,524         12.35%
                                    ================= =====================  =============

Delinquent loans at June 30, 2001 were $1,099,000, representing 1.0 percent of gross loans, compared to $569,000 of delinquent loans, or 0.6 percent of gross loans, at year end 2000. Delinquent loans in both periods consisted primarily of student loans guaranteed by a third party. Non-accruing loans at June 30, 2001 amounted to $99,000, compared to $412,000 at December 31, 2000.

At June 30, 2001 and December 31, 2000, Metro had an allowance for loan losses of $1,384,000 and $1,352,000, respectively, representing 1.2 percent and 1.3 percent, respectively, of gross loans at June 30, 2001 and December 31, 2000. Metro provides for probable loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account. The increased provision in 2001 provides for charge-offs and responds to generally higher levels of delinquent and non-accruing loans during 2001.

                                        Allowance for Loan Losses Activity
                                     Six months ended June 30, 2001 and 2000
                                              (dollars in thousands)
                                                                   2001              2000
                                                                   ----              ----
Allowance for Loan Losses, January 1                             $1,352            $1,464
Loans Charged-Off:
     Commercial                                                    (79)              (70)
     Real Estate                                                      -                 -
     Mortgage                                                         -                 -
     Installment                                                   (17)              (22)
     Student Loans                                                    -                 -
                                                             -----------       -----------
Total Charged-Off Loans                                            (96)              (92)
                                                             -----------       -----------

Recoveries on Charged-Off Loans:
     Commercial                                                      10                 9
     Real Estate                                                      -                 -
     Mortgage                                                         -                 -
     Installment                                                      7                 5
     Student Loans                                                    -                 -
                                                             -----------       -----------
Total Recoveries                                                     17                14
                                                             -----------       -----------
Net Charged-Off Loans                                              (79)              (78)
                                                             -----------       -----------
Provision for Loan Losses                                           111                42
                                                             -----------       -----------
Allowance for Loan Losses, June 30                               $1,384            $1,428
                                                             ===========       ===========

Average Loans Outstanding                                      $106,804           $90,738
                                                             ===========       ===========

Net Charged-Off loans to Average Loans                            .074%             .086%
                                                             ===========       ===========

SECURITIES
----------

Total securities at June 30, 2001 were $42.7 million, increasing by $2.2 million or 5.4 percent from the amount at December 31, 2000. Purchases of securities totaled $11.4 million during the first half of 2001, which offset reductions from securities sold, principal paydowns and maturities.

DEPOSITS
--------

Total deposits at June 30, 2001 amounted to $139.0 million remaining unchanged from total deposits at December 31, 2000. Since December 31, 2000, non-interest bearing demand deposits decreased by $4.6 million or 12.8 percent, while interest bearing deposits increased by $4.6 million or 4.5 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits increased to $22.6 million from $15.3 million at December 31, 2000. This change resulted principally from increases in short-term funding sources. Repurchase agreements increased $3.8 million or 42.8 percent combined with an increase in federal funds purchased of $3.4 million. Liabilities other than deposits also include $5.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

CAPITAL
-------

For the six months ending June 30, 2001, Metro's total capital increased by a net amount of $590,000. Year to date earnings amounted to $747,000. Common stock increased by $37,000, consisting of $5,000 as a result of grants of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan and $32,000 from directors exercising 6,370 options for shares of Metro common stock. Changes in security market value resulted in accumulated other comprehensive income increasing by $444,000. The total decrease in capital amounted to $638,000, resulting from the repurchase of 52,558 shares of Metro common stock and fractional shares from the stock dividend for $352,000, and dividend payments to Metro shareholders in the amount of $286,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of June 30, 2001, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of June 30, 2001 (dollars in thousands):

                                                                              To Be Well Capitalized
                                                                             Under Prompt Corrective
                                              Actual                             Action Provisions
                                    ----------------------------        -----------------------------------
                                       Amount          Ratio               Amount               Ratio
                                    -------------   ------------        --------------     ----------------
Total Capital
(to Risk Weighted Assets)
    Metro                                $15,692         12.70%          >    $12,358       >       10.00%
                                                                         -                  -
    MetroBank                            $13,628         11.08%          >    $12,299       >       10.00%
                                                                         -                  -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                                $14,308         11.58%          >     $7,415       >        6.00%
                                                                         -                  -
    MetroBank                            $12,244          9.95%          >     $7,380       >        6.00%
                                                                         -                  -

Tier 1 Capital
(to Average Assets)
    Metro                                $14,308          8.56%          >     $8,357       >        5.00%
                                                                         -                  -
    MetroBank                            $12,244          7.42%          >     $8,251       >        5.00%
                                                                         -                  -

As of December 31, 2000, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the above table. There are no conditions or events since this notification that management believes have changed Metro's or the Bank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $3.5 million for the six months ended June 30, 2001, compared to $3.3 million for the comparable period of 2000, an increase of 6.1 percent. The increase in net interest income was driven primarily by an increase in loan volume. Metro's provision for loan losses was $111,000 for the six months ended June 30, 2001, compared to $42,000 for the same period in 2000. The loan loss provision made in 2001 was increased to a level considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.0 million for the six month period ending June 30, 2001, compared to $2.7 million for the same period one year earlier, an increase of 10.0 percent. Approximately 48 percent of this increase resulted from a 10.2 percent increase in salaries and employee benefits driven by annual merit increases and additional staff hired to support Metro's growth.

NET INCOME
----------

Metro recorded net income of $747,000 for the six month period ending June 30, 2001, compared to $691,000 for the same period one year earlier, an increase of
8.1 percent. Net income for the three months ended June 30, 2001 was $408,000, up 10.0 percent over 2000's same period net income of $371,000. Results for the quarter reflect the same trends as do year to date results.

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

(a)      Metro held its annual meeting of shareholders on May 17, 2001.

(b) At the annual meeting, Metro's shareholders elected eleven directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                                            Number of Votes
                                            ------------------------------------------------
                   Director's Name                                                 Broker
                                                 For            Withheld          Non-Votes
         -------------------------------    -------------     ------------      ------------
         Chris G. Batalis                      1,637,556              950           343,851
         Ike G. Batalis                        1,637,798              708           343,851
         Terry L. Eaton                        1,638,191              315           343,851
         Evans M. Harrell                      1,637,811              695           343,851
         James F. Keenan                       1,631,825            6,681           343,851
         Robert L. Lauth, Jr.                  1,638,191              315           343,851
         James C. Lintzenich                   1,638,191              315           343,851
         Edward G. McMahon                     1,637,430            1,076           343,851
         R. D. "Rusty" Richardson              1,638,191              315           343,851
         Edward R. Schmidt                     1,637,937              569           343,851
         Donald F. Walter                      1,638,065              441           343,851
         -------------------------------    -------------     ------------      ------------

(c) (i) At the annual meeting, Metro's shareholders approved the adoption of the MetroBanCorp Directors' Retirement Plan and ratified, confirmed and approved the acts and actions of the Board in adopting the MetroBanCorp Directors' Retirement Plan.

          For: 1,569,191  Against: 62,393  Abstaining: 11,199
               ---------           ------              ------
          Broker Non-Votes: 339,954
                            -------
          (ii) At the annual meeting, Metro's shareholders also ratified the appointment of Crowe, Chizek and Company LLP as independent public accountants for MetroBanCorp and its subsidiary for the fiscal year ending December 31, 2001.

          For: 1,637,337  Against: 5,019  Abstaining: 427
               ---------           -----              ---
          Broker Non-Votes: 339,954
                            -------

Item 5.  Other Information
-------  -----------------

         As of June 29, 2001, MetroBank's in-store banking office located in the Cub Foods Store at 14610 U.S. Highway 31 North, Carmel, Indiana closed. This resulted from the Cub Foods departure in the Central Indiana market and the closing of all area Cub Foods Stores.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits - none.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending June 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METROBANCORP
                                  (Registrant)

August 13, 2001                   By: /S/ Ike G. Batalis
                                      -----------------------------------
                                      Ike G. Batalis
                                      President (Principal
                                      Executive Officer)



August 13, 2001                   By: /S/ Charles V. Turean
                                      -----------------------------------
                                      Charles V. Turean
                                      Executive Vice President
                                      (Principal Financial and
                                      Accounting Officer)