Form 10QSB
period 2001-09-30
METROBANCORP
filed 2001-11-13
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2001.


Commission file number: 0-23790
                        -------

MetroBanCorp
------------
(Exact name of small business issuer as specified in its charter)

Indiana                                            35-1712167
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or   (I.R.S. Employer
organization)                                      Identification No.)

10333 N. Meridian Street, Suite 111, Indianapolis, Indiana            46290
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date November 13, 2001:
2,001,239 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statements of Condition
      September 30, 2001 and December 31, 2000                             3

      Consolidated Statements of Operations and Comprehensive Income
      Three Months Ended September 30, 2001 and 2000                       4

      Consolidated Statements of Operations and Comprehensive Income
      Nine Months Ended September 30, 2001 and 2000                        5

      Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2001 and 2000                        6

      Notes to Consolidated Financial Statements                           7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              14

Item 2.    Changes in Securities and Use of Proceeds                      14

Item 3.    Defaults Under Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                15

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Condition
(unaudited)
(dollars in thousands)
                                                                                                09/30/01           12/31/00
                                                                                            ----------------   ---------------
Assets
   Cash and Due from Banks                                                                          $22,529           $22,192

   Securities Held to Maturity
      (Fair Value:  2001 - $3,259 and 2000 - $3,104)                                                  3,205             3,208
   Securities Available for Sale                                                                     37,170            37,334
                                                                                            ----------------   ---------------
              Total Securities                                                                       40,375            40,542

   Loans held for sale                                                                                  290               212
   Loans, net of allowance of $1,432 and $1,352, respectively                                       113,360           101,312

   Premises and Equipment, net                                                                        1,243             1,508
   Accrued Interest Receivable and Other Assets                                                       1,892             2,566
                                                                                            ----------------   ---------------

              Total Assets                                                                         $179,689          $168,332
                                                                                            ================   ===============

Liabilities
   Deposits:
        Non-Interest Bearing                                                                        $32,277           $36,139
        Interest Bearing                                                                            107,004           102,871
                                                                                            ----------------   ---------------
              Total Deposits                                                                        139,281           139,010

   Repurchase Agreements                                                                             16,659             8,868
   Other Borrowings                                                                                   7,000             5,000
   Accrued Interest Payable and Other Liabilities                                                     1,627             1,420
                                                                                            ----------------   ---------------
              Total Liabilities                                                                     164,567           154,298
                                                                                            ----------------   ---------------
Shareholders' Equity
   Preferred Stock:      1,000,000 shares authorized; none outstanding
                                                                                                          -                 -
   Common Stock:         no par value, 3,000,000 shares authorized; 2,001,268
                            and 2,038,224 issued and outstanding, respectively                       14,085            14,352
   Retained Earnings/(Accumulated Deficit)                                                              552             (191)
   Accumulated Other Comprehensive Income/(Loss)                                                        485             (127)
                                                                                            ----------------   ---------------
              Total Shareholders' Equity                                                             15,122            14,034
                                                                                            ----------------   ---------------

              Total Liabilities and Shareholders' Equity                                           $179,689          $168,332
                                                                                            ================   ===============

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                                                         Three Months Ended
                                                                                             ---------------------------------
(dollars in thousands, except per share data)
                                                                                                 09/30/01          09/30/00
                                                                                             ---------------   ---------------
Interest Income
                Loans, including related fees                                                        $2,550            $2,530
                Securities                                                                              614               598
                                                                                             ---------------   ---------------
                         Total Interest Income                                                        3,164             3,128

Interest Expense
                Deposits                                                                              1,088             1,274
                Other                                                                                   166               142
                                                                                             ---------------   ---------------
                         Total Interest Expense                                                       1,254             1,416
                                                                                             ---------------   ---------------
                              Net Interest Income                                                     1,910             1,712
                                                                                             ---------------   ---------------
Provision for Loan Losses                                                                                59                20
                                                                                             ---------------   ---------------
                Net Interest Income after Provision for Loan Losses                                   1,851             1,692
                                                                                             ---------------   ---------------

Non-Interest Income
                Service Charges on Deposit Accounts                                                     149               145
                Securities Gains/(Losses)                                                                 1                 -
                ATM Fee Income                                                                          103               104
                Other Service Charges, Commissions and Fees                                              94                78
                                                                                             ---------------   ---------------
                         Total Non-Interest Income                                                      347               327

Non-Interest Expense
                Salaries and Employee Benefits                                                          689               626
                Occupancy, net                                                                          123               129
                Equipment                                                                                98               104
                Advertising and Public Relations                                                         56                65
                Legal and Professional                                                                   62                56
                Data Processing                                                                         101                95
                Other                                                                                   388               324
                                                                                             ---------------   ---------------
                         Total Non-Interest Expense                                                   1,517             1,399
                                                                                             ---------------   ---------------

                         Income Before Income Taxes                                                     681               620

                         Provision for Income Taxes                                                     259               222

                                                                                             ---------------   ---------------
Net Income                                                                                             $422              $398
                                                                                             ===============   ===============
Comprehensive Income                                                                                   $590              $559
                                                                                             ===============   ===============

Basic net income per common share                                                                     $0.21             $0.19
Diluted net income per common share                                                                   $0.20             $0.19

Weighted Average Shares Outstanding                                                               2,001,105         2,069,420
Weighted Average Shares Outstanding - Assuming Dilution                                           2,085,390         2,101,297

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements

Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                                                         Nine Months Ended
                                                                                             ---------------------------------
(dollars in thousands, except per share data)
                                                                                                 09/30/01          09/30/00
                                                                                             ---------------   ---------------
Interest Income
                Loans, including related fees                                                        $7,679            $7,072
                Securities                                                                            1,990             1,735
                Other                                                                                     5                12
                                                                                             ---------------   ---------------
                         Total Interest Income                                                        9,674             8,819

Interest Expense
                Deposits                                                                              3,683             3,507
                Other                                                                                   518               302
                                                                                             ---------------   ---------------
                         Total Interest Expense                                                       4,201             3,809
                                                                                             ---------------   ---------------
                              Net Interest Income                                                     5,473             5,010
                                                                                             ---------------   ---------------
Provision for Loan Losses                                                                               170                62
                                                                                             ---------------   ---------------
                Net Interest Income after Provision for Loan Losses                                   5,303             4,948
                                                                                             ---------------   ---------------

Non-Interest Income
                Service Charges on Deposit Accounts                                                     440               369
                Securities Gains/(Losses)                                                                 1                 -
                ATM Fee Income                                                                          299               279
                Other Service Charges, Commissions and Fees                                             330               246
                                                                                             ---------------   ---------------
                         Total Non-Interest Income                                                    1,070               894

Non-Interest Expense
                Salaries and Employee Benefits                                                        2,088             1,897
                Occupancy, net                                                                          388               375
                Equipment                                                                               292               319
                Advertising and Public Relations                                                        171               202
                Legal and Professional                                                                  206               159
                Data Processing                                                                         310               284
                Other                                                                                 1,035               866
                                                                                             ---------------   ---------------
                         Total Non-Interest Expense                                                   4,490             4,102
                                                                                             ---------------   ---------------

                         Income Before Income Taxes                                                   1,883             1,740

                         Provision for Income Taxes                                                     714               651

                                                                                             ---------------   ---------------
Net Income                                                                                           $1,169            $1,089
                                                                                             ===============   ===============
Comprehensive Income                                                                                 $1,781            $1,211
                                                                                             ===============   ===============

Basic net income per common share                                                                     $0.58             $0.52
Diluted net income per common share                                                                   $0.56             $0.51

Weighted Average Shares Outstanding                                                               2,022,848         2,106,653
Weighted Average Shares Outstanding - Assuming Dilution                                           2,092,035         2,129,805

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)
                                                                                                  Nine Months Ended
                                                                                       ----------------------------------------

                                                                                             09/30/01             09/30/00
                                                                                       -------------------   ------------------
Operating Activities:

Net Income                                                                                         $1,169               $1,089
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
     Provision for Loan Losses                                                                        170                   62
     Depreciation and Amortization                                                                    268                  302
     Net Amortization on Securities                                                                    66                   51
     Gain on Sale of Securities                                                                       (1)                    -
     Change in Accrued Interest Receivable and Other Assets                                           226                 (52)
     Change in Accrued Interest Payable and Other Liabilities                                         207                  377
     Change in Loans Held for Sale                                                                   (78)                (312)
                                                                                       -------------------   ------------------
        Total Adjustments                                                                             858                  428
                                                                                       -------------------   ------------------

Net Cash Provided by Operating Activities                                                           2,027                1,517
                                                                                       -------------------   ------------------

Investing Activities:
     Proceeds from Maturities and Paydowns of Securities Available for Sale                         6,674                3,975
     Proceeds from Sales of Securities Available for Sale                                           7,173                2,500
     Purchases of Securities Available for Sale                                                  (12,685)                (500)
     Proceeds from the Repayment of Student Loans                                                     325                  576
     Net Loans Made to Customers                                                                 (12,543)             (12,511)
     Purchases of Premises and Equipment, net                                                         (3)                (362)
                                                                                       -------------------   ------------------
Net Cash Used in Investing Activities                                                            (11,059)              (6,322)
                                                                                       -------------------   ------------------

Financing Activities:
     Change in Deposits                                                                               271               17,031
     Change in Fed Funds Purchased                                                                      -              (3,300)
     Change in Repurchase Agreements                                                                7,791                1,538
     FHLB Advances                                                                                  2,000                5,000
     Cash Dividends Paid                                                                            (426)                (382)
     Issuance of Common Stock                                                                          85                  188
     Repurchase of Common Stock and Fractional Shares                                               (352)                (808)
                                                                                       -------------------   ------------------
Net Cash Provided by Financing Activities                                                           9,369               19,267
                                                                                       -------------------   ------------------
Net Increase/(Decrease) in Cash and Cash Equivalents                                                  337               14,462
Cash and Cash Equivalents at Beginning of Period                                                   22,192                9,526
                                                                                       -------------------   ------------------
Cash and Cash Equivalents at End of Period                                                        $22,529              $23,988
                                                                                       ===================   ==================

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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods ended September 30, 2001 and 2000.

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

                                                                                         For the Three Months Ended
                                                                                                 September 30,
                                                                                          2001                   2000
                                                                                   ------------------     -----------------
             Basic
                       Net income                                                               $422                  $398
                                                                                   ==================     =================

                        Weighted average common shares outstanding                         2,001,105             2,069,420

                  Basic earnings per common share                                              $0.21                 $0.19
                                                                                   ==================     =================

             Diluted
                       Net income                                                               $422                  $398
                                                                                   ==================     =================
                       Weighted average common shares outstanding for basic
                         earnings per common share                                         2,001,105             2,069,420
                       Add:  Dilutive effects of assumed exercises of stock
                         options                                                              84,285                31,877
                                                                                   ------------------     -----------------

                  Average shares and dilutive potential common shares                      2,085,390             2,101,297
                                                                                   ==================     =================

                Diluted earnings per common share                                              $0.20                 $0.19
                                                                                   ==================     =================

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                          2001                   2000
                                                                                   ------------------     -----------------
             Basic
                       Net income                                                             $1,169                $1,089
                                                                                   ==================     =================

                        Weighted average common shares outstanding                         2,022,848             2,106,653

                  Basic earnings per common share                                              $0.58                 $0.52
                                                                                   ==================     =================

             Diluted
                       Net income                                                             $1,169                $1,089
                                                                                   ==================     =================
                       Weighted average common shares outstanding for basic
                         earnings per common share                                         2,022,848             2,106,653
                       Add:  Dilutive effects of assumed exercises of stock
                         options                                                              69,187                23,152
                                                                                   ------------------     -----------------

                  Average shares and dilutive potential common shares                      2,092,035             2,129,805
                                                                                   ==================     =================

                Diluted earnings per common share                                              $0.56                 $0.51
                                                                                   ==================     =================

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

         In 2002, new accounting guidance will revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002.

         The Company does not expect this new guidance to have a material effect on its financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following management discussion is presented to provide information concerning the consolidated financial condition of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro") as of September 30, 2001 as compared to December 31, 2000, and the results of operations for the three and nine month periods ending September 30, 2001 and 2000.

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

FINANCIAL CONDITION

OVERVIEW
--------

At September 30, 2001, Metro had total assets of $179.7 million, an increase of $11.4 million or 6.7 percent from December 31, 2000. Consolidated earning assets totaled $168.4 million, or 93.7 percent of total assets, at September 30, 2001. The principal components of earning assets were loans in the amount of $114.9 million or 68.2 percent of total earning assets, securities of $40.4 million or
24.0 percent of total earning assets and interest bearing due from bank accounts of $13.1 million or 7.8 percent of total earning assets. Earning assets at December 31, 2000 were $155.0 million, or 92.1 percent of total assets.

LOANS
-----

Gross loans outstanding increased $12.2 million or 11.9 percent from December 31, 2000 to September 30, 2001. Metro continued to make a concerted effort to increase its commercial and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At September 30, 2001, net loans amounted to 63.2 percent of total assets, compared to 60.3 percent of total assets at year end 2000. Metro's loan to deposit ratio, which is one measure of liquidity, was 82.6 percent at September 30, 2001, compared to 74.0 percent at year end 2000.

                                      Loan Portfolio at Period-End
                                         (dollars in thousands)

                                     September 30, 2001   December 31, 2000    % Change
                                    -------------------- -------------------  -----------
Commercial & Agricultural                       $27,208             $24,261       12.15%
Real Estate - Construction                        5,877               2,504      134.70%
Real Estate - Mortgage                           56,258              49,229       14.28%
Installment                                      23,030              23,848      (3.43%)
Student Loans                                     2,709               3,034     (10.71%)
                                    -------------------- -------------------  -----------

              Gross Loans                      115,082             102,876       11.86%
Less:
Allowance for Loan Losses                       (1,432)             (1,352)        5.92%
                                    -------------------- -------------------  -----------

              Loans, net                      $113,650            $101,524       11.94%
                                    ==================== ===================  ===========

Delinquent loans at September 30, 2001 were $1,057,000, representing 0.9 percent of gross loans, compared to $569,000 of delinquent loans, or 0.6 percent of gross loans, at year end 2000. Delinquent loans in both periods consisted primarily of student loans guaranteed by a third party. Non-accruing loans at September 30, 2001 amounted to $197,000, compared to $412,000 at December 31, 2000.

At September 30, 2001 and December 31, 2000, Metro had an allowance for loan losses of $1,432,000 and $1,352,000, respectively, representing 1.2 percent and
1.3 percent, respectively, of gross loans at September 30, 2001 and December 31, 2000. Metro provides for probable loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of adequacy of Metro's loan loss reserve account. The increased provision in 2001 provides for charge-offs and responds to generally higher levels of delinquent loans during 2001.

                       Allowance for Loan Losses Activity
                  Nine months ended September 30, 2001 and 2000
                             (dollars in thousands)
                                                             2001          2000
                                                             ----          ----

Allowance for Loan Losses, January 1                       $1,352        $1,464
Loans Charged-Off:
     Commercial                                              (79)          (73)
     Real Estate                                                -             -
     Mortgage                                                   -             -
     Installment                                             (43)          (30)
     Student Loans                                              -             -
                                                       -----------    ----------
Total Charged-Off Loans                                     (122)         (103)
                                                       -----------    ----------

Recoveries on Charged-Off Loans:
     Commercial                                                24             9
     Real Estate                                                -             -
     Mortgage                                                   -             -
     Installment                                                8             6
     Student Loans                                              -             -
                                                       -----------    ----------
Total Recoveries                                               32            15
                                                       -----------    ----------
Net Charged-Off Loans                                        (90)          (88)
                                                       -----------    ----------
Provision for Loan Losses                                     170            62
                                                       -----------    ----------
Allowance for Loan Losses, September 30                    $1,432        $1,438
                                                       ===========    ==========

Average Loans Outstanding                                $109,321       $93,093
                                                       ===========    ==========

Net Charged-Off loans to Average Loans                      .082%         .095%
                                                       ===========    ==========

SECURITIES
----------

Total securities at September 30, 2001 were $40.4 million, decreasing by $167,000 or 0.4 percent from the amount at December 31, 2000. Purchases of securities totaled $12.7 million during 2001, which offset reductions from securities sold, principal paydowns and maturities.

DEPOSITS
--------

Total deposits at September 30, 2001 amounted to $139.3 million increasing $271,000 from total deposits at December 31, 2000. Since December 31, 2000, non-interest bearing demand deposits decreased by $3.9 million or 10.7 percent, while interest bearing deposits increased by $4.1 million or 4.0 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits increased to $25.3 million from $15.3 million at December 31, 2000. This change resulted principally from increases in short-term funding sources. Repurchase agreements increased $7.8 million or 87.9 percent from December 31, 2000. Liabilities other than deposits also include $7.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

CAPITAL
-------

For the nine months ending September 30, 2001, Metro's total capital increased by $1,088,000. Year to date earnings amounted to $1,169,000 with dividend payments totaling $426,000. Changes in common stock included an $85,000 increase, consisting of $9,000 from the grant of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan and $76,000 from directors exercising 14,523 options for shares of Metro common stock. Decreases in common stock resulted from the repurchase of 52,628 shares of Metro common stock and fractional shares from the stock dividend totaling $352,000. Changes in security market value resulted in accumulated other comprehensive income increasing by $612,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of September 30, 2001, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of September 30, 2001 (dollars in thousands):

                                                     To Be Well Capitalized
                                                    Under Prompt Corrective
                                  Actual               Action Provisions
                            -------------------   ---------------------------
                              Amount    Ratio       Amount           Ratio
                            --------- ---------   -----------     -----------
Total Capital
(to Risk Weighted Assets)
    Metro                    $16,069    12.95%     > $12,407       >   10.00%
                                                   -               -
    MetroBank                $14,129    11.44%     > $12,353       >   10.00%
                                                   -               -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                    $14,637    11.80%     >  $7,444       >    6.00%
                                                   -               -
    MetroBank                $12,696    10.28%     >  $7,412       >    6.00%
                                                   -               -

Tier 1 Capital
(to Average Assets)
    Metro                    $14,637     8.68%     >  $8,429       >    5.00%
                                                   -               -
    MetroBank                $12,696     7.63%     >  $8,325       >    5.00%
                                                   -               -

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $5.3 million for the nine months ended September 30, 2001, compared to $4.9 million for the comparable period of 2000, an increase of 7.2 percent. The increase in net interest income was driven primarily by an increase in loan volume. Metro's provision for loan losses was $170,000 for the nine months ended September 30, 2001, compared to $62,000 for the same period in 2000. The loan loss provision made in 2001 was increased to a level considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.


NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $4.5 million for the nine month period ending September 30, 2001, compared to $4.1 million for the same period one year earlier, an increase of 9.5 percent. Approximately 49 percent of this increase resulted from a 10.1 percent increase in salaries and employee benefits driven by annual merit increases and additional staff hired to support Metro's growth.

NET INCOME
----------

Metro recorded net income of $1,169,000 for the nine month period ending September 30, 2001, compared to $1,089,000 for the same period one year earlier, an increase of 7.3 percent. Net income for the three months ended September 30, 2001 was $422,000, up 6.0 percent over 2000's same period net income of $398,000. Results for the quarter reflect the same trends as do year to date results.

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

(a) Exhibits - The exhibits set forth in the index of exhibits to Metro's 10-KSB dated March 29, 2001 is hereby incorporated by reference into this item.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METROBANCORP
                                  (Registrant)

November 13, 2001                     By: /S/  Ike G. Batalis
                                          -------------------------
                                          Ike G. Batalis
                                          President (Principal
                                          Executive Officer)



November 13, 2001                     By: /S/  Charles V. Turean
                                          -------------------------
                                          Charles V. Turean
                                          Executive Vice President
                                          (Principal Financial and
                                          Accounting Officer)