Form 10KSB
period 2001-12-31
METROBANCORP
filed 2002-03-29
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

         Commission file number    0-23790
                                   -------

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State issuer's gross revenues for its most recent fiscal year: $14,019,000.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small Cap Issues Market of NASDAQ on February 28, 2002, was $8,999,947.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,065,303 as of March 13, 2002.

   DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held May 16, 2002, is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2001 is incorporated by reference into Part II hereof.

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
          Item  1 - Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

          Item  2 - Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

          Item  3 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

          Item  4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .   10

Part II
-------

          Item  5 - Market  for  Common  Equity  and  Related  Stockholder  Matters . . . . . . . . . . .  10

          Item  6 - Management's Discussion and Analysis and Results of Operation . . . . . . . . . . . .  10

          Item  7 - Financial  Statements.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

          Item  8 - Changes in and Disagreements with  Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Part III
--------

          Item  9 - Directors, Executive Officers, Promoters and Control Persons;
                            Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . .  38

          Item  10 - Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

          Item  11 - Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .  38

          Item  12 - Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .  39

          Item  13 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  . 39

                                     Part I.
                                     -------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

MetroBanCorp ("Metro") was incorporated under the laws of the State of Indiana on June 22, 1987 for the purpose of holding all of the shares of common stock of MetroBank ("Bank"), an Indiana chartered commercial bank which commenced operations in April, 1988. The Bank offers a broad range of commercial and consumer lending and deposit services to its customers located principally in Hamilton County and northern Marion County, Indiana. The Bank conducts its business through seven banking offices located in Hamilton County. The Bank's products are principally oriented toward small- and medium-sized business and the professional community. At December 31, 2001, Metro had consolidated total assets of $184.0 million, total deposits of $142.5 million and shareholders' equity of $14.9 million, representing annual increases from 2000 of 9.3%, 2.5%, and 6.4%, respectively.

Since liberalization of Indiana's banking laws in 1985, all six commercial banks headquartered in Hamilton County were acquired by bank holding companies located either out-of-county or out-of-state. Those acquirors, with only one exception, have subsequently been acquired by larger, out-of-state bank holding companies. The strategy of Metro's founding investors and its management was designed to capitalize on the customer dissatisfaction which often accompanies centralization of out-of-state customer servicing and standardization of financial products. Management believes that Metro's target customers, i.e. small business owners and professionals, are not only greater users of financial services, but are also the most sensitive to such change. Further, it is the belief of management that such users of financial services prefer to do business with a local bank with responsive decision making.

Since the end of its first year of operations, Metro's consolidated total assets have grown from $14.6 million at December 31, 1988 to $184.0 million at December 31, 2001. Metro's acquisition of two branches of Colonial Central Savings Bank, FSB was a contributing factor in this growth. The Bank's growth has put pressure on earnings, with Metro reporting losses or negligible earnings for its first four years of operations. The efficiency ratio of 250.8% in 1988 and 117.7% in the first full year of operations in 1989 has fallen to 69.4% in 2001 as Metro has grown into its infrastructure (the efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and recurring non-interest income).

The Bank conducts a general banking business offering various commercial and consumer banking services. A member of the FDIC, the Bank currently operates one main and six traditional staffed branch offices. The Bank opened its first traditional staffed branch office in Noblesville, Indiana in June, 1988, and the Bank became fully operational in its main office, located in Carmel, Indiana, in August, 1988. The Bank established additional traditional staffed branch offices in Noblesville and Carmel, Indiana, as a result of the April, 1991 acquisition of certain assets of Colonial Central Savings Bank, FSB. In February, 2000, the Bank opened a traditional branch office in Fishers, Indiana. The offices of MetroBank include two facilities which are owned by MB Realty Corporation, a wholly owned subsidiary of the Bank. The Bank has also deployed numerous automated teller machines (ATMs) at sites which are leased from the owners of retail businesses in the market area.

MARKET AREA AND COMPETITION. All of MetroBank's branches are located in Hamilton County. Here aspects of suburban, urban and rural lifestyles and commerce are present. The Indianapolis metropolitan area is the most dynamic region in the State of Indiana from economic, demographic and geographic viewpoints. Five major thoroughfares (US 31 and Interstates 65, 69, 70 and 74) intersect in the Indianapolis area contributing to its growth as a transportation and distribution center.

Hamilton County is riding a wave of growth that is uncharacteristic for most of the mature Midwest markets. In the mid-1990's, The Wall Street Journal identified Hamilton County as one of "America's 20 Hottest White Collar Addresses." A premier corporate environment, high quality residential neighborhoods, outstanding public schools, good local government, and a strong and growing industry combine to make Hamilton County an urban expansion model for the entire Midwest. The county's mixture of fast growing suburban communities and smaller rural towns provides families and businesses with a variety of location choices.

Hamilton County has seen robust growth this past decade and is expecting this trend to continue. The county's population grew by over 68,000 between 1990 and 2000, 63.1% increase, and is expected to grow another 15.6% by 2005. In fact, Hamilton County has been the fastest growing county in Indiana over the past 10 years. Moreover, the most recent data from the U.S. Census Bureau shows that Hamilton County is a national leader in its growth rate since 1990. The growth from 1990-2000 places Hamilton County 29th among the nation's 3,140 counties and the fastest growing county in the Midwest.

Single-family home building has greatly expanded in Hamilton County over the past five years. Hamilton County represents 28.0% of the Indianapolis MSA new housing growth, while only representing 11.0% of the region's total population growth. Since 1997, Hamilton County has seen the construction of over 13,800 single-family homes. The communities of Fishers and Carmel account for nearly two-thirds of this total. Through the first four months of 2001, Hamilton County's housing starts were running 6.0% ahead of the 2000 pace.

Hamilton County continues to be one of the most affluent communities in the Indianapolis area. The median household income of $69,900 in Hamilton County is significantly higher than the Indianapolis MSA, the State of Indiana and the National averages. Moreover, it is expected to grow by an additional 19.3% by 2005, making it one of the most prosperous areas in Indianapolis and in the Midwest. Historically, the City of Carmel has been one of Hamilton County's and Indiana's leaders in income demographics.

Hamilton County's Meridian Corporate Corridor ("Corridor") represents a gateway to one of the best business locations in the Midwest. The Corridor features high quality development, a strong corporate presence, moderate operating costs, a modern telecommunications infrastructure and room for future growth. The Corridor extends throughout twenty miles of Hamilton County and is home to over 20,000 workers, supported by a well-educated labor base of over 675,000 people.

Corporate headquarters or office operations within the Corridor include Thomson Consumer Electronics, MacMillan Publishing, Delta Faucet, Conseco, CNA Insurance, Verizon, Indiana Mills & Manufacturing, Inc., and Bridgestone Building and Industrial Products.

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

LENDING ACTIVITY. The Bank's two principal lending categories are commercial/business credits and consumer loans. Commercial or business credits include, among other things, loans for working capital, machinery and equipment purchases, commercial real estate acquisitions and other corporate needs. Consumer loans include, among other things, loans for purchases of automobiles, homes, home improvements and other consumer purposes. These loans may be extended by the Bank on a secured or unsecured basis. The Bank's consumer loans include a portfolio of guaranteed student loans ("GSLs"). These GSLs consist of approximately 1,000 promissory notes made to nearly 400 borrowers who are geographically dispersed throughout the United States. These GSLs are guaranteed and serviced, pursuant to the Higher Education Act of 1965, as amended ("HEA"), by Sallie Mae Servicing Corporation, respectively. The Bank's GSLs are substantially guaranteed by Sallie Mae Servicing Corporation, and are reinsured in various amounts by the federal government.

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

Consumer and commercial loans are made primarily in the Bank's designated market area. The Bank experienced significant loan growth during the past year, and expects this trend to continue in the coming year. Loans are made primarily for portfolio purposes and may be resold at management's discretion.

The Bank's Residential Mortgage Loan Department completed its seventh year of operations in 2001. The Department offers both conventional and non-conventional mortgages, as well as construction loans and lot financing. The majority of the loans and their servicing rights originated by this Department will be sold in secondary markets.

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

         The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2001, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

         Financial Modernization Legislation. On November 12, 1999, the President Clinton signed into law the Gramm-Leach-Bliley Act. The
Gramm-Leach-Bliley Act:

         o allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;
         o allows insurers and other financial service companies to acquire banks;
         o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
         o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act. Metro has not elected to be a financial holding company.

         Recent Legislative Developments. On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

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

RISK FACTORS. A cautionary note about forward-looking statements. In its oral and written communication, Metro from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance, as well as economic and market conditions and trends. They often can be identified by the use of words such as "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." Metro may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Metro undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause Metro's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect Metro's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with Metro's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Metro in its other filings from time to time when considering any forward-looking statement.

EMPLOYEES. At December 31, 2001, the Bank had a total of 73 employees. This included 55 full-time and 18 part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The principal executive office of Metro and the Bank is located at Three Meridian Plaza, 10333 North Meridian Street, Suite 111, Indianapolis, Indiana, and is leased from an unaffiliated third party. In addition to the principal executive office, which includes a bank branch, the Bank operates six traditional staffed branch offices. Two offices are owned by MB Realty, a wholly-owned subsidiary of the Bank, while the other four branches are leased facilities. Traditional staffed branches owned by MB Realty are located at 225 North Ninth Street, Noblesville, Indiana, and 20 South Rangeline Road, Carmel, Indiana. Two traditional staffed branches are leased from an unaffiliated third party and are located at 255 Sheridan Road, Noblesville, Indiana and in the Wal-Mart SuperCenter in Noblesville. The Bank also has traditional staffed branches located 2025 Cherry Street, Noblesville, Indiana and 11815 Allisonville Road, Fishers, Indiana, that are leased from affiliated third parties. The Bank has multiple ATM locations throughout its market area that are leased from unaffiliated retail business owners.

INVESTMENT IN REAL ESTATE MORTAGES. The Bank makes mortgage loans for single- and multi-family dwellings, commercial & agricultural properties, unimproved land and developmental properties. These mortgage loans may be first or second mortgages, and are primarily serviced and held by the Bank, but may be sold in some circumstances. The Bank may also from time to time purchase government agency bonds secured by mortgages and backed and/or guaranteed by governmental agencies. These agency bonds may include those issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted during the fourth quarter of 2001 to Metro's shareholders, either through the solicitation of proxies or otherwise.


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

At December 31, 2001, there were approximately 347 shareholders of record of Metro common stock.

The following table sets forth the high and low bid prices for Metro common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                     Sale Price Per Share
                                     --------------------
                                  2001                2000
                                  ----                ----
            Quarter          High       Low      High        Low
            -------         ---------------     ----------------

         First Quarter      $7.619   $5.329     $8.163    $4.082

         Second Quarter      7.286    5.952      5.782     4.422

         Third Quarter       8.333    6.714      6.123     5.329

         Fourth Quarter      7.857    6.810      6.576     5.215

Metro declared and paid on a quarterly basis four cash dividends on its shares of common stock during 2001. The amount of each dividend was $0.07 per share. In 2000, Metro declared four cash dividends, each in the amount of $.0625 per common share. Future cash dividend payments by Metro are subject to regulatory and legal limitations and may be dependent upon dividends paid to Metro by the Bank. The Bank is restricted as to the amount of dividends that can be paid to Metro without prior regulatory approval. Indiana chartered banks are limited in the amount of dividends they pay to undivided profits of the bank adjusted for statutorily defined bad debts.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
          --------------------------------------------------------------
          (dollar amounts in thousands, except per share data)

The following information is intended to provide an analysis of the consolidated financial condition and performance of Metro and the Bank as of December 31, 2001 and 2000 and for each of the years then ended. This information should be read in conjunction with the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report.

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

RESULTS OF OPERATIONS

Net Income

Net income in 2001 was $1,528, an increase of 1.1% from the $1,511 reported in 2000. Total loans amounted to $115,800 and $102,900 at December 31, 2001 and 2000, respectively. The securities portfolio amounted to $37,200 and $40,500 at December 31, 2001 and 2000, respectively. Total interest income increased by $478 or 4.0% for the year, due principally to growth in the Bank's loan portfolio. The Bank increased its provisions for loan losses from $102 in 2000 to $230 in 2001. This represents an increase of $128 or 125.5% over the amount provided in 2000. The provisions made in 2001 were at a level considered necessary by management to provide for probable incurred losses in the loan portfolio and is based upon an assessment of the adequacy of the Bank's loan loss allowance account.

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

In 2001, net interest income was $7,400, a volume driven increase of 9.8% over net interest income for 2000 which was $6,700. In 2001, the net interest margin decreased to 4.69% of average earning assets, compared to 4.94% in 2000.

Rate/Volume Analysis of Change in Net Income

                                                  2000 vs. 2001
                                  ---------------------------------------------
                                    Dollar      Attributable     Attributable
Interest and Fee Income on:         Change       to Volume 1      to Rate 1
                                  -----------   --------------  ---------------
Loans                                  $ 398         $  1,463       $  (1,065)
Securities                               121              203             (82)
Short-term Investments                  (41)               62            (103)
                                  -----------   --------------  ---------------
     Total Interest Income               478            1,728          (1,250)

Interest Expense on:
Savings and Time Deposits              (342)              391            (733)
Other Borrowings                         119              176             (57)
Repurchase Agreements                     47              133             (86)
                                  -----------   --------------  ---------------
     Total Interest Expense            (176)              700            (876)
                                  -----------   --------------  ---------------

         Net Interest Income           $ 654         $  1,028        $   (374)
                                  ===========   ==============  ===============

1. Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume or rate.

During 2001, both the yield on earning assets and the average cost of funds declined significantly due to lower rates in the economy. In addition, during 2001 the relationship of average interest bearing liabilities to average interest earning assets increased to 78.5% in 2001 from 77.9% in 2000.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differential Variance Analysis

                                             2001                                 2000
                                --------------------------------    ----------------------------------
                                  Average              Yield /        Average               Yield /
                                  Balance    Interest    Rate         Balance     Interest    Rate
                                ------------ --------- ---------    ------------- --------- ----------
Assets
------
Earning Assets:
  Securities                       $ 40,954    $2,362     5.77%         $ 37,422    $2,241      5.99%
  Short-term Investments              5,483       197     3.59%            3,762       238      6.33%
  Loans, net 1                      110,560     9,996     9.04%           94,403     9,598     10.17%
                                ------------ --------- ---------    ------------- --------- ----------

Total Earning Assets                156,997    12,555     8.00%          135,587    12,077      8.91%
                                             --------- ---------                  --------- ----------

Non-Earning Assets:
  Cash and Due from Banks            10,300                                8,643
  Premises and
    Equipment, net                    1,385                                1,635
  Other Assets                        1,908                                2,459
                                ------------                        -------------

Total Assets                      $ 170,590                            $ 148,324
                                ============                        =============

1. Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

Liabilities and Shareholders' Equity
------------------------------------
Interest Bearing Liabilities:
  Savings and Time
     Deposits                     $ 106,706     $4,555    4.27%         $ 97,519    $4,897     5.02%
  Repurchase Agreements               9,331        236    2.53%            4,076       189     4.64%
  Other Borrowings                    7,130        406    5.69%            4,041       287     7.10%
                                ------------ --------- ---------    ------------- --------- ----------
Total Interest Bearing
     Liabilities                    123,167      5,197    4.22%          105,636     5,373     5.09%
                                             ---------- --------                  --------- ---------

Non-Interest Bearing
  Liabilities:
  Demand Deposits                    31,043                               27,789
  Other Liabilities                   1,723                                1,512
  Shareholders' Equity               14,657                               13,387
                                ------------                        -------------

Total Liabilities and
Shareholders' Equity              $ 170,590                            $ 148,324
                                ============                        =============

Net Interest Margin                             $7,358    4.69%                     $6,704     4.94%
                                             ==========                           =========

Provision for Loan Losses

The Bank records regular provisions to the allowance for loan losses. The provisions are made at a level determined to be necessary by management to absorb probable incurred losses in the loan portfolio. A detailed evaluation of the estimated losses, along with an assessment of the adequacy of the loan loss allowance, is completed quarterly by management. The evaluation includes, but is not limited to, analysis of risk classification, past due status, historical write-off experience, type of loan, collateral and other significant factors as management deems necessary.

The provision for loan losses totaled $230 and $102 in 2001 and 2000, respectively. At December 31, 2001 and 2000, the Bank had an allowance for loan losses of $1,457 and $1,352, respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.26% and 1.31% at December 31, 2001 and 2000, respectively. The increase in the provision during 2001 was considered appropriate by management relative to its evaluation of the loan loss allowance adequacy.

Based upon management's assessment of the guaranteed nature of its GSLs portfolio, including the strength of the guarantor, a minimal amount of loan loss is allocated for this portfolio of loans (see "Loan Quality" discussed hereinafter). The allowance for loan losses as a percentage of the remaining loan portfolio (excluding GSLs) amounted to 1.29% at December 31, 2001, as compared to 1.35% at December 31, 2000.

Non-Interest Income

In 2001, Metro's non-interest income to average total assets increased to 0.86% from 0.82% in 2000. Service charges on deposit accounts amounted to $585 in 2001, increasing $84 from 2000, an increase of 16.77%. This increase is due to the growth in the number of new customer relationships, account maintenance fees and processing fees. Other service charges, commissions and fees increased $139 during 2001. These fees include income generated from the Bank's Residential Mortgage Loan Department, principally gains when loans are sold in the secondary market and fees collected from borrowers totaled $170 in 2001, increasing 193.8% over the previous year's amount of $58. In addition, fee income from transactions performed at the Bank's ATMs by non-customers was stable from 2000 to 2001.

Non-Interest Income

                                        For the year ended
                                            December 31,             Percent Change From
                                       2001            2000              2000 to 2001
                                  --------------  --------------     ----------------------
Service Charges on
   Deposit Accounts               $          585  $          501                     16.77%
   ATM Fee Income                            396             382                      3.66

Other Service Charges,
  Commissions & Fees                         466             327                     42.51
                                  --------------  --------------     ----------------------
                                           1,447           1,210                     19.59

Securities Gain, Net                         17                1                   1600.00
                                  --------------  --------------     ----------------------

Total Non-Interest Income         $        1,464  $        1,211                     20.89%
                                  ==============  ==============     ======================

Non-Interest Expense

Non-interest expense increased $654 in 2001, or 12.0% over the 2000 level. As a percentage of total average assets, non-interest expense was 3.6% in 2001 compared to 3.7% in 2000. Salary and employee benefits, the largest non-interest expense, increased $338 or 13.1% in 2001. This reflects an increase in the Bank's staff, combined with higher employee compensation and benefit costs. Metro's remaining expense of $3,205 increased $316 or 10.9% from $2,889 in 2000, and is due primarily to increased legal costs associated with revisions to benefit plans and minor increases in several expense categories.

Throughout 2001 and 2000, the Bank continued to develop an extensive ATM network. The Bank entered into agreements with several area Shell ETD and Amoco stores to deploy ATMs in their facilities, adding one ATM to the network during 2001 and three during 2000. At December 31, 2001, Metro's ATM network includes twenty-six machines, of which, nineteen are located at off-premise locations and seven are located at Bank branches. Currently, the Bank disburses cash at these sites and intends to allow users to conduct other paper based transactions in the future.

Non-Interest Expense

                                              For the year ended
                                                 December 31,           Percent Change From
                                              2001          2000            2000 to 2001
                                       ----------------------------   -----------------------
Salaries and Employee Benefits               $ 2,918       $ 2,580                    13.10%
Net Occupancy Expense                            517           506                      2.17
Equipment Expense                                384           418                    (8.13)
Advertising and Public Relations                 207           228                    (9.21)
Legal and Professional Services                  260           172                     51.16
Data Processing                                  408           388                      5.15
Amortization of Core Deposit
   Intangible                                      -             -                         -
Other                                          1,429         1,177                     21.41
                                       ----------------------------   -----------------------

   Total                                     $ 6,123       $ 5,469                    11.96%
                                       ============================   =======================

Provision for Income Taxes

Metro's provision for income taxes of $941 represents an effective tax rate of 38.1% in 2001. This compares to an effective tax rate of 35.5% in 2000. A change in state tax law resulted in the lower tax rate in 2000. Footnote twelve of the consolidated financial statements includes a reconciliation of Metro's effective tax rate and the U.S. federal statutory rates.

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

Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2001, that Metro meets all capital adequacy requirements to which it is subject.

USE OF FUNDS

Securities

Securities are the second major category of earning assets for the Bank. This portfolio, together with short-term investments, are used to manage the Bank's interest rate sensitivity and liquidity as other components of the balance sheet change. Management's objective is to maximize, within quality standards, its net interest margin while providing a stable source of liquidity through the scheduled stream of maturities and interest income.

Securities comprise 24.6% of total earning assets at December 31, 2001. The "held to maturity" portfolio is managed to provide a stable source of liquidity through scheduled maturities and interest income payments. The "available for sale" portfolio is managed to maximize investment yields and to provide liquidity to react timely to the needs of the Bank.

Total securities at December 31, 2001 decreased by $3,300 or 8.2% from the prior year, a nominal decrease. Weighted average yields on the securities portfolio were 5.77% for 2001 and 5.99% for 2000.

Securities consist primarily of U.S. government agency and corporation bonds, mortgage backed securities with both fixed and floating interest rates and municipal securities with fixed interest rates. Securities designated as "held to maturity" include $1,500 of dual indexed derivative securities as of December 31, 2001, representing no change from the prior year. Although these securities' current market values are below cost, Metro believes the decline in value of these securities to be only temporary due to their interest rate characteristics. The Bank has the ability to hold these securities until their respective maturity dates, when significant differences between book value and market value will no longer exist. The mortgage backed securities are subject to both prepayment and interest rate risk and have been classified primarily as available for sale.

Securities Weighted Average Yield

                                 1 Year of Less     1 to 5 Years      5 to 10 Year     Over 10 Years       Total
                                 Balance    Rate   Balance   Rate    Balance   Rate    Balance   Rate     Balance
                                 ----------------  ---------------   ---------------   ----------------  --------
Available for Sale
-------------------------------
US Government & Agencies         $    656   6.61%  $      -     -%   $      -     -%   $    987   5.41%  $  1,643
Mortgage Backed Securities              -      -      1,083  6.00       4,785  5.70      26,518   6.23     32,386
                                 --------          --------          --------          --------          --------
Total Available for Sale         $    656          $  1,083          $  4,785          $ 27,505          $ 34,029
                                 ========          ========          ========          ========          ========

Held to Maturity
-------------------------------
US Government & Agencies         $      -      -%  $  1,500  5.64%   $      -     -%   $      -      -%  $  1,500
States & Political Subdivision 1        -      -      1,704  7.19           -     -           -      -      1,704
                                 --------          --------          --------          --------          --------
Total Held to Maturity           $      -          $  3,204          $      -          $      -          $  3,204
                                 ========          ========          ========          ========          ========

These investment securities weighted average yields are presented on a tax equivalent basis.

1. Average rates were calculated on a tax-equivalent basis using a marginal federal income tax rate of 34%.

Loans

Total loans increased from $102,900 in 2000, or 12.6%, to $115,800 at December 31, 2001. The increase is due to the growth of both the real estate mortgage portfolio and the commercial/agricultural portfolio, which grew in 2001 by 14.7% and 10.4%, respectively. The Bank continued to make a concerted effort to increase its commercial and installment loan portfolio through the use of an extensive loan officer calling program aimed at the Bank's target market. During 2000, the Bank increased the installment loan portfolio by expanding its indirect lending relationship through a local window manufacturer. The Bank's growth in commercial and other loans is centered around short- and intermediate-term maturities. The Bank has maintained a competitive approach toward high quality loans in its marketplace.

The Bank originates residential mortgage loans which are either held for sale and then sold in the secondary market or retained and serviced in the loan portfolio, based on the Bank's Loan Policy and portfolio objectives. Residential loans held for sale were $2,000 and $200 as of December 31, 2001 and December 31 2000, respectively. The increase in 2001 was primarily due to market conditions that led to increased residential mortgage volume.

Loan Portfolio at Year-End (including loans held for sale)
--------------------------------------------------------------------------------------------------
                                                December 31,                Percent change from
                                             2001            2000               2000 to 2001
                                       --------------- ---------------     -----------------------
Commercial & Agricultural                   $  26,782       $  24,261                       10.4%
Real Estate - Construction                      6,095           2,504                      143.4
Real Estate - Mortgage                         58,182          49,229                       18.2
Installment                                    22,229          23,848                       (6.8)
Student Loans                                   2,512           3,034                      (17.2)
                                       --------------- ---------------
                                              115,800         102,876                       12.6
                                       --------------- ---------------

Less:  Allowance for Loan Losses              (1,457)         (1,352)                        7.8
                                       --------------- ---------------
       Net Loans                           $ 114,343        $ 101,524                       12.6%
                                       ==============  ===============

                                                               After 1 But
Maturity Distribution                      Within 1 Year    Within 5 Years      After 5 Years       Total
----------------------------------------  ---------------  ----------------- -----------------  ------------
Commercial, Financial & Agricultural           $   12,815         $    8,883        $    5,084     $ 26,782
Real Estate - Construction                          6,095                  -                 -        6,095
                                          ---------------  ----------------- -----------------  ------------
                    TOTAL                      $   18,910         $    8,883        $    5,084       32,877
                                          ===============  ================= =================

Real Estate - Mortgage                                                                               58,182
Installment                                                                                          22,229
Student Loans                                                                                         2,512
                                                                                                ------------
                    TOTAL                                                                         $ 115,800
                                                                                                ============

Loans Maturing After One Year With :
Fixed Interest Rates                                             $    23,311        $   22,797
Variable Interest Rates                                                6,077            23,833
                                                           ----------------- -----------------
                    TOTAL                                        $    29,388        $   46,630
                                                           ================= =================

The Bank's loan portfolio is comprised primarily of commercial and installment loans. At December 31, 2001, the Bank did not have any significant outstanding loan concentration in similar industries that could cause an adverse impact during an economic downturn in any one industry segment.

Loan Quality

The primary responsibility and accountability for the day-to-day lending activities of the Bank rest with each loan officer. Bank management has established specific lending authority for each loan officer based upon the loan officer's experience and performance. The Bank also has a management loan committee and a director loan committee ("loan committees") which meet weekly and semi-monthly, respectively. The loan committees provide for continual communication through the collective knowledge, judgment and experience of its members. Additionally, they offer valuable input to lending personnel, act as a loan approval body and monitor the overall quality of the Bank's loan portfolio.

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

The Bank utilizes a risk system whereby each loan (excluding GSLs) is assigned a risk rating, with the individual ratings monitored on an ongoing basis. Each week, reports of problem loans are prepared and reviewed by the Bank's loan committees. In addition to under-performing loans, these reports include loans where a customer's cash flow or net worth may be insufficient with regard to loan repayment, loans which have been criticized in a regulatory examination and any other loans where either the ultimate collectibility of the loan is in question or the loan has characteristics requiring special monitoring.

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

As of December 31, 2001, Metro had impaired loans of $1,027. Of this amount, $83 had a related specific allowance of $10. As of December 31, 2000, Metro had impaired loans of $926. Of this amount, $95 had a related specific allowance of $20.

The Bank's policy for accruing interest on impaired loans provides for accruing and non-accruing impaired loans, depending on management's assessment of the risk that interest and/or principal may be uncollectible. For non-accruing impaired loans, interest accrued to date is charged against current earnings. No interest for non-accruing impaired loans is accrued after a loan is classified as non-accrual and impaired. All payments received for non-accruing impaired loans are utilized to reduce the principal balance outstanding. Interest income of $97 would have been recorded in 2001 on impaired loans if such loans had been accruing interest throughout the year in accordance with their original terms. In 2001, interest income in the amount of $2 was recorded on non-accrual impaired loans prior to being classified as non-accrual and impaired. The average balance of impaired loans was $866 for the year ended December 31, 2001.

Loans are charged off when they are deemed uncollectible. Total charged-off loans, net of recoveries, were $125 in 2001, compared to $214 in 2000.

The following tables present activity in the allowance for loan losses account and allocation of the allowance among loan categories:

Allowance for Loan Losses

                                                                        For the year ended
                                                                            December 31,
                                                                    2001                  2000
                                                              ----------------    ---------------
Allowance for Loan Losses, January 1                               $    1,352          $   1,464
                                                              ----------------    ---------------
Loans Charged-Off:
    Commercial                                                            109                188
    Installment                                                            63                 44
                                                              ----------------    ---------------
       Total Charged-Off Loans                                            172                232
                                                              ----------------    ---------------
Recoveries on Charged-Off Loans:
    Commercial                                                             35                 11
    Installment                                                            12                  7
                                                              ----------------    ---------------
       Total Recoveries on Charged-Off Loans                               47                 18
Net Charged-Off Loans                                                     125                214
Provision for Loan Losses                                                 230                102
                                                              ----------------    ---------------
Allowance for Loan Losses, December 31                             $    1,457         $    1,352
                                                              ================    ===============
Average Loans Outstanding                                         $   110,560         $   94,403
                                                              ================    ===============
Net Charged-Off Loans to Average Loans                                  0.11%              0.23%
                                                              ================    ===============

Allocation of Allowance for Loan Losses

                                                                       December 31,
                                           ----------------------------------------------------------------------
                                                         2001                                 2000
                                           ---------------------------------     --------------------------------
                                                             % of Loans to                        % of Loans to
                                               Amount         Total Loans            Amount        Total Loans
                                           ---------------- ----------------     --------------- ----------------
Commercial & Agricultural                         $    362            23.1%            $    317            24.1%
Real Estate - Construction                              77              5.3                  33              2.5
Real Estate - Mortgage                                 731             50.2                 679             48.9
Installment                                            280             19.2                 315             23.7
Student Loans                                            7              2.2                   8              0.8
                                           ---------------- ----------------     --------------- ----------------

                                                 $   1,457           100.0%           $   1,352           100.0%
                                           ================ ================     =============== ================

The GSL portfolio is fully guaranteed by a third party for all loans which were first disbursed prior to October 1, 1993. For those GSLs disbursed on or after October 1, 1993 (or consolidated on or after that date), the guarantee is 98% of the principal and interest due, provided that the lender did not incur violations sufficient to cause the assessment of an interest penalty or the loss of guarantee on the GSL. All GSLs are re-insured in various amounts by the federal government. As of December 31, 2001, approximately $721 or 28.7% of the Bank's GSL portfolio was disbursed after October 1, 1993.

Under-Performing Assets

                                                                      December 31,
                                                          -------------------------------------
                                                                2001                 2000
                                                          -----------------     ---------------
Non-Accruing Loans                                               $     424            $    412
Ninety (90) Days Past Due                                              121                 227
                                                          -----------------     ---------------
          Total Under-Performing Assets                          $     545            $    639
                                                          =================     ===============

Under-Performing  Assets  as  a
          Percentage of Total Loans                                  0.47%               0.62%
                                                          =================     ===============

Past Due Loans (90 Days or More)
    Commercial                                                          26                   -
    Student Loans                                                       95                 227
                                                          -----------------     ---------------
          Total                                                  $     121            $    227
                                                          =================     ===============

SOURCES OF FUNDS

The Bank's primary funding source is its base of core customer deposits, which includes non-interest bearing demand deposits, regular savings and money market accounts, and small denomination (under $100) certificates of deposit. Other shorter term sources of funds are large denomination certificates of deposit and securities sold under agreements to repurchase. The following table presents information with respect to the average balances of these funding sources.

Funding Sources-Average Balances

                                                 For the year ended
                                                     December 31,                Percent Change from
                                                 2001           2000                 2000 to 2001
                                             -------------  -------------      ------------------------
Core Deposits:
   Non-Interest Bearing Demand                   $ 31,043       $ 27,789                        11.72%
   Savings Accounts                                 4,829          4,909                        (1.63)
   Money Market and NOW Accounts                   54,552         48,223                        13.12
   Other Time Deposits                             33,807         31,045                         8.90
                                             -------------  -------------
   Total Core Deposits                            124,231        111,966                        10.96
                                             -------------  -------------

Time Deposits of $100 and Over                     13,518         13,342                         1.32

Other Borrowings and                                                                           102.80
     Repurchase Agreements                         16,461          8,117
                                             -------------  -------------

          Total Funding Sources                 $ 154,210      $ 133,425                        15.58%
                                             =============  =============

Funding Sources - Average Rates

                                                 For the year ended
                                                     December 31,               Percent Change from
                                                 2001           2000                2000 to 2001
                                             -------------  -------------      ------------------------
    Core Deposits
    Non-Interest Bearing Demand                        -%             -%                            -%
    Savings Accounts                                 1.26           1.99                       (36.68)
    Money Market and NOW Accounts                    3.12           4.47                       (30.20)
    Other Time Deposits                              6.44           6.10                          5.57
                                             -------------  -------------      ------------------------
            Total Core Deposits                     3.31%          3.91%                      (14.32%)
                                             -------------  -------------      ------------------------
    Other Borrowings and
       Repurchase Agreements                         3.90           5.86                       (33.56)
                                             -------------  -------------      ------------------------
           Total Funding Sources                    3.37%          4.03%                      (16.38%)
                                             =============  =============      ========================

The Bank's average total core deposits have shown steady growth over the past several years, increasing by $12,300 or 11.0% in 2001 and $4,700 or 4.4% in 2000. During 2001, the Bank experienced increases in all categories of average deposits, except for savings accounts. The daily average balance of savings, money market and NOW accounts and other time deposits increased 10.7% during 2001.

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

Time Deposit of $100 and Over

              Year End       1 - 90     91 - 180      181 - 366     Beyond 1
              Balance         Days        Days           Days         Year
              --------      -------     --------      ---------     --------
2001          $ 13,518      $ 1,591     $  5,979        $ 2,833      $ 3,115

Currently, the Bank has available separate agreements with two regional banks which provide for the purchase of Federal funds to meet short-term liquidity needs. The total amount of Federal funds available to the Bank under these agreements is $4,000. The Bank also maintains a current line of credit with the Federal Home Loan Bank in the amount of $13,000 to meet liquidity needs.

LIQUIDITY AND RATE SENSITIVITY

The primary function of liquidity and interest rate sensitivity management is to provide for and assure an ongoing flow of funds that is adequate to meet all current and future financial needs of the Bank. Such financial needs include funding credit commitments, satisfying deposit withdrawal requests, purchasing property and equipment and paying operating expenses. The funding sources of liquidity are principally the maturing assets and short- and long-term borrowings. The purposes of liquidity management are to match sources of funds with anticipated customer borrowings, withdrawals and other obligations and to ensure a dependable funding base. Rate sensitivity analysis places each of the Bank's balance sheet components in its appropriate maturity category according to its repricing frequency, enabling management to measure the exposure to changes in interest rates.

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

At December 31, 2001, $49,700 or 42.9% of the loan portfolio were fixed rate loans, and $66.1 or 57.1% were variable rate. Fixed and variable rate loans with a scheduled maturity date greater than one year amounted to $46,100 and $29,900, respectively, at December 31, 2001. No securities mature in less than one year. The Bank's average loan-to-deposit ratio, another indication of liquidity, was 81.3% in 2001, compared to 76.4% for 2000.

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

The Bank's cumulative GAP ratio on December 31, 2001 was 61.0% for expected maturities of ninety days or less and 81.1% for maturities of one year or less. These ratios fall within the Bank's desired liquidity range for one year. Management intends to maximize its net interest margin while managing interest rate risk within prudent boundaries. Based upon the current balance sheet structure of the Bank, any future increase in interest rates could have a positive impact on the Bank's net interest margin and earnings. Given current economic conditions, management expects any decrease in general interest rates to have a minimal effect on the Bank's earnings.

Interest Rate Sensitivity Analysis

                                                                 91 - 365          1 - 5         Beyond 5
                                               1 - 90 Days         Days            Years           Years          Total
                                              --------------  --------------  ---------------  -------------  -------------
Earning Assets:
  Securities                                  $        3,769  $       23,049  $         8,177  $       2,238  $      37,233
  Loans (excluding non-accruing)                      50,373          14,675           34,750         15,578        115,376
                                              --------------  --------------  ---------------  -------------  -------------
    Total Earning Assets                      $       54,142  $       37,724  $        42,927  $      17,816  $     152,609
                                              ==============  ==============  ===============  =============  =============

Interest-Bearing Liabilities:
  Savings and Time Deposits                   $       70,306  $       22,734  $        11,487  $         650  $     105,177
  Repurchase Agreements                               17,544               -                -              -         17,544
  Borrowed Funds                                           -           2,000            5,000              -          7,000
                                              --------------  --------------  ---------------  -------------  -------------
    Total Interest-Bearing Liabilities        $       87,850  $       24,734  $        16,487  $         650  $     129,721
                                              ==============  ==============  ===============  =============  =============

Interest Rate Sensitivity Gap Per Period      $      (33,708) $       12,990  $        26,440  $      17,166  $      22,888

Cumulative Interest Rate Gap                  $      (33,708) $      (20,718) $         5,722  $      22,888  $      22,888

Cumulative Ratio of Interest Rate
     Sensitivity                                        61.6%           81.6%           104.4%         117.6%         117.6%

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
MetroBanCorp
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheets of MetroBanCorp as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroBanCorp as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 18, 2002, except for
Note 1-Stock Dividends, as to
which the date is March 12, 2002

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Consolidated Balance Sheets
MetroBanCorp

                                                                                                     December 31,
ASSETS                                                                                     2001                     2000
---------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                                                 $  28,955                $  22,192

Securities Held to Maturity
      (Fair Value: 2001 - $3,272 and 2000 - $3,104)                                         3,204                    3,208
Securities Available for Sale                                                              34,029                   37,334
                                                                                   ---------------          ---------------
         Total Securities                                                                  37,233                   40,542
                                                                                   ---------------          ---------------

Loans Held for Sale
                                                                                            2,018                      212
Loans, net of Allowance of $1,457 and $1,352                                              112,325                  101,312

Premises and Equipment, net                                                                 1,168                    1,508
Accrued Interest Receivable and Other Assets                                                2,286                    2,566
                                                                                   ---------------          ---------------

         Total Assets                                                                   $ 183,985                $ 168,332
                                                                                   ===============          ===============

LIABILITIES
---------------------------------------------------------------------------------------------------------------------------
Deposits:
      Non-Interest Bearing                                                              $  37,341                $  36,139
      Interest Bearing                                                                    105,177                  102,871
                                                                                   ---------------          ---------------
         Total Deposits                                                                   142,518                  139,010
                                                                                   ---------------          ---------------

Repurchase Agreements                                                                      17,544                    8,868
Other Borrowings                                                                            7,000                    5,000
Accrued Interest Payable and Other Liabilities                                              1,993                    1,420
                                                                                   ---------------          ---------------
         Total Liabilities                                                                169,055                  154,298
                                                                                   ---------------          ---------------

SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Preferred Stock: 1,000,000 shares authorized;
      none outstanding                                                                          -                        -
Common Stock: no par value, 3,000,000 shares authorized;
      2,064,823 and 2,140,135 issued and outstanding in 2001 and 2000                      14,968                   14,352
Treasury Stock, 42,630 shares, at cost                                                       (238)                       -
Accumulated Deficit                                                                           (81)                    (191)
Accumulated Other Comprehensive Income/(Loss)                                                 281                     (127)
                                                                                   ---------------          ---------------
         Total Shareholders' Equity                                                        14,930                   14,034
                                                                                   ---------------          ---------------

         Total Liabilities and Shareholders' Equity                                     $ 183,985                $ 168,332
                                                                                   ===============          ===============

See accompanying notes.

Consolidated Statements of Income
MetroBanCorp

                                                                                              Year ended December 31,
                                                                                          2001                     2000
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
      Loans, including related fees                                                     $   9,996                $   9,598
      Securities                                                                            2,362                    2,241
      Other                                                                                   197                      238
                                                                                   ---------------         ----------------
Total Interest Income                                                                      12,555                   12,077
                                                                                   ---------------         ----------------

INTEREST EXPENSE:
      Deposits                                                                              4,555                    4,897
      Other                                                                                   642                      476
                                                                                   ---------------         ----------------
Total Interest Expense                                                                      5,197                    5,373
                                                                                   ---------------         ----------------

Net Interest Income                                                                         7,358                    6,704

      Provision for Loan Losses                                                               230                      102
                                                                                   ---------------         ----------------
Net Interest Income after Provision for Loan Losses                                         7,128                    6,602
                                                                                   ---------------         ----------------

NON-INTEREST INCOME:
      Service Charges on Deposit Accounts                                                     585                      501
      Securities Gains                                                                         17                        1
      Other Service Charges, Commissions and Fees                                             466                      327
      ATM Fee Income                                                                          396                      382
                                                                                   ---------------         ----------------
Total Non-Interest Income                                                                   1,464                    1,211
                                                                                   ---------------         ----------------

NON-INTEREST EXPENSE:
      Salaries and Employee Benefits                                                        2,918                    2,580
      Occupancy, net                                                                          517                      506
      Equipment                                                                               384                      418
      Advertising and Public Relations                                                        207                      228
      Legal and Professional                                                                  260                      172
      Data Processing                                                                         408                      388
      Other                                                                                 1,429                    1,177
                                                                                   ---------------         ----------------
Total Non-Interest Expense                                                                  6,123                    5,469
                                                                                   ---------------         ----------------

Income Before Income Taxes                                                                  2,469                    2,344
      Provision for Income Taxes                                                              941                      833
                                                                                   ---------------         ----------------

NET INCOME                                                                              $   1,528                $   1,511
                                                                                   ===============         ================

BASIC NET INCOME PER COMMON SHARE                                                        $   0.73                 $   0.69
                                                                                   ===============         ================
DILUTED NET INCOME PER COMMON SHARE                                                      $   0.70                 $   0.68
                                                                                   ===============         ================

See accompanying notes.

Consolidated Statements of Cash Flows
MetroBanCorp

                                                                                              Year ended December 31,
OPERATING ACTIVITIES:                                                                      2001                    2000
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               $  1,528                $  1,511
Adjustments to Reconcile Net Income to
     Cash Provided by Operating Activities:
         Provision for Loan Losses                                                            230                     102
         Depreciation and Amortization                                                        345                     402
         Net amortization (accretion) of securities                                           112                      49
         (Gain)/Loss on Disposal of Equipment                                                   5                       -
         (Gain)/Loss on Sale of Securities                                                    (17)                     (1)
         Changes in Accrued Interest Receivable and Other Assets                              (19)                   (193)
         Change in Accrued Interest Payable and Other Liabilities                             573                     300
         Change in Loans Held for Sale                                                     (1,806)                    (94)
                                                                                   ---------------         ---------------
Net Cash Provided by Operating Activities                                                     951                   2,076
                                                                                   ---------------         ---------------

INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------------
     Proceeds from Maturities of Securities Available for Sale                             10,096                   5,098
     Proceeds from Sales of Securities Available for Sale                                   9,638                   4,502
     Purchases of Securities Available for Sale                                           (15,813)                 (8,678)
     Proceeds from the Repayment of Student Loans                                             522                     730
     Net Loans made to Customers                                                          (11,765)                (15,659)
     Purchases of Premises and Equipment                                                     (104)                   (366)
     Proceeds from Disposal of Equipment                                                       94                       -
                                                                                   ---------------         ---------------
Net Cash Used in Investing Activities                                                      (7,332)                (14,373)
                                                                                   ---------------         ---------------

FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------------
     Change in Deposits                                                                     3,508                  20,864
     Change in Repurchase Agreements                                                        8,676                   3,473
     Cash Dividends Paid                                                                     (566)                   (502)
     Change in Fed Funds Purchased                                                              -                  (3,300)
     Proceeds from FHLB advances                                                            7,000                   5,000
     Repayments on FHLB advances                                                           (5,000)                      -
     Issuance of Common Stock                                                                 117                     237
     Repurchase of Common Stock and Fractional Shares                                        (591)                   (809)
                                                                                   ---------------         ---------------
Net Cash Provided by Financing Activities                                                  13,144                  24,963
                                                                                   ---------------         ---------------

--------------------------------------------------------------------------------------------------------------------------
 Net Increase/(Decrease) in Cash and Cash Equivalents                                       6,763                  12,666

 Cash and Cash Equivalents at Beginning of Period                                          22,192                   9,526
                                                                                   ---------------         ---------------

 Cash and Cash Equivalents at End of Period                                              $ 28,955                $ 22,192
                                                                                   ===============         ===============

Supplemental Disclosure of Cash Flow Information:
     Cash Paid During the Year for Interest Expense                                      $  5,489                $  5,008
     Cash Paid During the Year for Income Taxes, net                                          898                     954

See accompanying notes.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
MetroBanCorp


                                   Common                                             Accumulated Other                Total Share-
                                   Shares     Common    Treasury     (Accumulated       Comprehensive   Comprehensive    holders'
                                 Outstanding  Stock      Stock          Deficit)        Income/(Loss)       Income         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000         2,033,036   $14,232    $    -       $   (508)           $   (448)                      $   13,276
Net Income                                -         -         -          1,511                   -         $  1,511           1,511
    Change in Unrealized Gains
    on Securities, net                    -         -         -              -                 321              321             321
                                                                                                           --------
    Comprehensive Income                                                                                   $  1,832
                                                                                                           ========
    Cash Dividend ($0.23 per
    share)                                -         -         -           (502)                                                (502)

    MetroBanCorp Employee Equity Plan 1,241         8         -              -                                                    8
    Exercised Options and Employee
    Stock Purchase Plan              41,309       229         -              -                                                  229
    Purchases of Common Stock      (134,420)     (809)        -              -                                                 (809)
    5% Stock Dividend                97,058       692         -           (692)                                                   -
--------------------------------------------------------------------------------------------------                       ----------
Balances, December 31, 2000       2,038,224    14,352         -           (191)               (127)                          14,034
    Net Income                            -         -         -          1,528                   -         $  1,528           1,528
    Change in Unrealized Gains
      on Securities, net                  -         -         -              -                 408              408             408
                                                                                                           --------
    Comprehensive Income                                                                                   $  1,936
                                                                                                           ========
    Common stock purchased by
      MetroBanCorp's Supplemental
      Executive Retirement Plan     (42,630)        -      (238)             -                                                 (238)
    Cash Dividend ($0.27 per share)       -         -         -           (566)                                                (566)
    MetroBanCorp Employee Equity Plan 1,322         9         -              -                                                    9
    Exercised Options and
      Employee Stock Purchase Plan   20,382       108         -              -                                                  108
      Purchases of Common Stock     (52,657)     (353)        -              -                                                 (353)
    5% Stock Dividend, net of
      fractional shares             100,182       852         -           (852)                                                   -
--------------------------------------------------------------------------------------------------                       ----------
Balances, December 31, 2001       2,064,823   $14,968   $  (238)      $    (81)           $    281                       $   14,930
                                  ================================================================                       ==========


Disclosure of
Reclassification Amount             2001        2000
-------------------------------------------------------
Unrealized Holding Gains
  Arising During Period                707       532
Less: Reclassification Adjustment
  for Gains/(Losses)
    Included in Net Income             (17)       (1)
Tax effect                            (282)     (210)
                                 --------------------
Other Comprehensive Income             408       321
                                 ====================

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

2.    SUMMARY OF ACCOUNTING AND REPORTING POLICIES

      Basis of Accounting - The accompanying consolidated financial statements include the accounts of Metro and the Bank. The consolidated financial statements have been prepared in accordance with accounting principles, generally accepted in the United States of America and conform with general practices in the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimated. The allowance for loan losses and fair values of financial instruments are particularly subject to change. All significant intercompany balances and transactions have been eliminated.

      Cash Flows - Cash and cash equivalents include cash on hand, amounts due from banks and overnight Federal Funds Sold. Net cash flows are reported for loan and deposit transactions.

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

      Gains or losses from the sale of securities are determined on a specific identification basis. Interest income includes the amortization of premiums and accretion of discounts. Securities are written down to fair value when a decline in fair value is not temporary.

      Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

      Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.

      In general, loans internally classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to re-evaluate the credit under its normal evaluation procedures.

      Loans - Loans that management has the intent and ability to hold for the foreseeable future or until pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market on an aggregate basis. Interest income on all loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The Bank's policy is to place loans on non-accrual status when management believes the collection of interest to be doubtful.

      Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan's yield. The Bank is generally amortizing these amounts over the contractual life of the related loans.

      Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 30 years.

      Repurchase Agreements - These securities are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were sold plus accrued interest. It is Metro's policy to relinquish control of securities sold under the agreements to repurchase. Metro also monitors its exposure with respect to securities borrowed transactions. The maximum amount of outstanding agreements at any month-end was $17,544 and $10,455 during 2001 and 2000, respectively. The daily average outstanding balance of securities sold under agreements to repurchase amounted to $9,331 and $4,076 for the years ended December 31, 2001 and 2000 respectively. The weighted average rate during 2001 and 2000 was 2.52% and 4.64%.

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

                                                                                  2001               2000
                                                                             --------------     --------------
      Basic
                Net income                                                   $       1,528      $       1,511
                                                                             ==============     ==============

                Weighted average common shares outstanding                       2,088,582          2,191,636

           Basic earnings per common share                                   $        0.73      $        0.69
                                                                             ==============     ==============

      Diluted
                Net income                                                   $       1,528      $       1,511
                                                                             ==============     ==============
                Weighted average common shares outstanding for basic
                  earnings per common share                                      2,088,582          2,191,636
                Add:  Dilutive effects of assumed exercises of stock
                  options                                                           76,350             23,044
                                                                             --------------     --------------

           Average shares and dilutive potential common shares                   2,164,932          2,214,680
                                                                             ==============     ==============

      Diluted earnings per common share                                      $        0.70      $        0.68
                                                                             ==============     ==============

      Stock options for 58,709 and 171,195 shares of common stock were not considered in computing diluted earnings per common share for 2001 and 2000 because they were antidilutive.

      Stock Dividends - A 5% stock dividend was declared on January 10, 2000 to shareholders of record on January 20, 2000 and distributed on February 7, 2000. A 5% stock dividend was declared January 25, 2001 to shareholders of record on March 1, 2001 and distributed March 12, 2001. A 5% stock dividend was declared on February 5, 2002 to shareholders of record on March 1, 2002 and distributed March 12, 2002. All average share and per share amounts have been retroactively adjusted for all prior years to reflect these stock dividends.

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

      Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

      Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

      Derivatives - Beginning January 1, 2001, a accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

      New Accounting Pronouncements - A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

3.    SECURITIES

      The fair value of securities available for sale and the related gains and losses recognized in accumulated other comprehensive income/(loss) were as follows:

                                                                                      Gross               Gross
                                                                                    Unrealized          Unrealized
                                                               Fair Value             Gains               Losses
                                                            -----------------    -----------------    ---------------
      2001
      ----
            U.S. Government and federal agency                    $    1,643            $       -          $    (13)
            Mortgage-backed                                           32,386                  545               (45)
                                                            -----------------    -----------------    ---------------
                 Total                                            $   34,029            $     545          $    (58)
                                                            =================    =================    ===============
      2000
      ----
            U.S. Government and federal agency                    $    7,375            $       3          $    (25)
            Mortgage-backed                                           29,959                   41              (239)
                                                            -----------------    -----------------    ---------------
                 Total                                            $   37,334            $      44          $   (264)
                                                            =================    =================    ===============

      The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                              Gross               Gross
                                                          Carrying         Unrecognized        Unrecognized
                                                           Amount             Gains               Losses          Fair Value
                                                       ---------------    ---------------     ---------------    -------------
      2001
      ----
            U.S. Government and federal agency              $   1,500           $     23            $      -         $  1,523
            State and municipal                                 1,704                 45                   -            1,749
                                                       ---------------    ---------------     ---------------    -------------
                 Total                                      $   3,204           $     68            $      -         $  3,272
                                                       ===============    ===============     ===============    =============

      2000
      ----
            U.S. Government and federal agency              $   1,500           $      -          $    (100)         $  1,400
            State and municipal                                 1,708                  -                 (4)            1,704
                                                       ---------------    ---------------     ---------------    -------------
                 Total                                      $   3,208           $      -          $    (104)         $  3,104
                                                       ===============    ===============     ===============    =============

      The fair value of debt securities and carrying amount, if different, by contractual maturity at December 31, 2001 are presented in the following table. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

                                                          Available for
                                                               Sale                Held to Maturity
                                                          ---------------    ------------------------------
                                                                               Carrying
                                                            Fair Value          Amount         Fair Value
      Due in one year or less                                   $    656        $      -          $      -
      Due after one year through five years                            -           3,204             3,272
      Due after five years through ten years                           -               -                 -
      Due after ten years                                            987               -                 -
      Mortgage backed securities                                  32,386               -                 -
                                                          ---------------    ------------     -------------

           Total Securities                                     $ 34,029        $  3,204          $  3,272
                                                          ===============    ============     =============

      Securities with a carrying value of approximately $18,324 and $12,500 were pledged at December 31, 2001 and 2000, to secure certain deposits and repurchase agreements, and for other purposes as permitted or required by law.

      Gross realized gains/losses on the sale of securities amounted to a $19 gain and $2 loss during 2001 compared to gains of $1 and losses of $0 in 2000.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value approximates carrying amount for all items except those described further. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits and fixed rate borrowings is based on the rates paid at year end for new deposits or borrowings, applied until maturity. Estimated fair value for off-balance-sheet loan commitments are considered nominal.

      The estimated carrying and fair values of Metro's financial instruments, are as follows:

                                                                    December 31,
                                           ---------------------------------------------------------------
                                                       2001                              2000
                                           -----------------------------      ----------------------------
                                            Carrying           Fair            Carrying           Fair
                                              Value           Value              Value           Value
                                           ------------    -------------      ------------    ------------
       Financial Assets:
          Cash and equivalents                $ 28,955         $ 28,955          $ 22,192         $22,192
          Securities                            37,233           37,301            40,542          40,438
          Loans, net                           114,343          119,745           101,524         102,951
          Accrued interest receivable              854              854             1,096           1,096

       Financial Liabilities:
          Deposits                             142,518          144,141           139,010         139,201
          Other Borrowings                       7,000            6,939             5,000           5,027
          Repurchase agreements                 17,544           17,544             8,868           8,868
          Accrued interest payable                 545              545               837             837

5.    LOANS

      Total loans by major loan categories are as follows:

                                                       December 31,
                                               -----------------------------
                                                   2001            2000
                                               ------------    -------------
      Commercial & Agricultural                   $ 26,782        $  24,261
      Real Estate - Construction                     6,095            2,504
      Real Estate - Mortgage                        56,164           49,017
      Installment                                   22,229           23,848
      Student Loans                                  2,512            3,034
                                               ------------    -------------
              Total Loans                          113,782          102,664

      Allowance for Loan Losses                    (1,457)          (1,352)
                                               ------------    -------------
      Loans, Net                                  $112,325        $ 101,312
                                               ============    =============

      Activity in the allowance for loan loss is for the years indicated was as follows:

                                                    2001            2000
                                               -------------   --------------
      Balance at Beginning of Year                 $  1,352        $   1,464
      Provision for Loan Losses                         230              102
      Charged-Off Loans                               (172)            (232)
      Recoveries                                         47               18
                                               -------------   --------------
      Balance at End of Year                       $  1,457         $  1,352
                                               =============   ==============

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

      Impaired loans were as follows.

                                                     2001            2000
                                                 ------------    ------------
      Year-end loans with no allocated allowance     $   944         $   831
         for loan losses
      Year-end loans with allocated allowance             83              95
                                                 ------------    ------------
         for loan losses                            $  1,027         $   926
                                                 ============    ============
            Total

      Amount of the allowance for loan losses
      allocated                                     $     10         $    20

                                                     2001            2000
                                                 ------------    ------------
      Average of impaired loans during the year     $   866         $   830
      Interest income recognized during impairment       71               -
      Cash-basis interest income recognized              61               -

6.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2001 and 2000 consist of the following:

                                                           2001          2000
                                                       -----------   -----------
      Land and Improvements                            $      216    $      216
      Building and Improvements                             1,442         1,523
      Furniture and Equipment                               2,277         2,221
                                                       -----------   -----------
      Total                                                 3,935         3,960

      Less: Accumulated Depreciation and Amortization      (2,767)       (2,452)
                                                       -----------   -----------
                                                       $    1,168    $    1,508
                                                       ===========   ===========

7.    DEPOSITS

      The aggregate amount of time deposits in denominations of $100 or more at December 31, 2001 and 2000 was $13,518 and $13,342.

      At December 31, 2001, the scheduled maturities of time deposits are as follows:

        2002      2003      2004      2005      2006    Thereafter   Total
      --------  --------  --------  --------  --------  ----------  --------
      $ 31,041  $  8,368  $  1,475  $  1,074  $    570   $    650   $ 43,178

8.    OTHER BORROWINGS

      At year-end 2001 and 2000, other borrowings consisted entirely of advances from the Federal Home Loan Bank (FHLB) which were as follows:

            Maturity Date              Interest Rate             2001
      --------------------------     -------------------     --------------
      June 3, 2002                                7.28%           $  2,000
      June 4, 2003                                 4.86              2,000
      September 19, 2003                           3.70              2,000
      November 26, 2003                            3.73              1,000
                                                             --------------
         Total                                                    $  7,000
                                                             ==============

      Each advance is payable at its maturity date. The advances were collateralized by first mortgage loans under a blanket lien arrangement with the FHLB.

      Maturities over the next five years are:

      2002                       $    2,000
      2003                            5,000

9.    BENEFIT PLANS

      Employees' Thrift and Retirement Plan - Metro maintains a trusteed contributory thrift and retirement plan (Employees' Thrift and Retirement
      Plan) covering all employees who have attained the age of twenty-one and work a minimum of one thousand hours per calendar year. Salary redirection or "401(k)" contributions are made to the Employees' Thrift and Retirement Plan pursuant to a Salary Redirection Agreement between each eligible employee and the Bank. Eligible employees may contribute up to 10% of their pre-tax compensation, limited by the amount allowed by the IRS. Metro matching contributions are 110% of the first 6% of the employee's compensation, provided the employee contributes at least 2% of their compensation to the Plan. Metro may make additional profit sharing contributions to the Plan as determined and approved by the Board of Directors. Employees vest 100% in Metro's matching and discretionary profit sharing contributions at the end of five years of Plan participation. Metro's contribution expense related to the Employees' Thrift and Retirement Plan amounted to $103 and $83 in 2001 and 2000.

      Supplemental Executive Retirement Plan - Metro has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants of the Employees' Thrift and Retirement Plan to defer compensation from Metro or receive contributions without regard to the amounts limited by the IRS under the Employee's Thrift and Retirement Plan. SERP participants' salary deferrals, however, are limited to amounts not to exceed 25% of the participant's compensation, including amounts contributed to the Employees' Thrift and Retirement Plan. Metro may make matching contributions in percentage amounts as described under the Employees' Thrift and Retirement Plan. Also, Metro may make discretionary contributions to the SERP as determined and approved by the Board of Directors. Metro's contribution expense related to the SERP was $132 and $38 in 2001 and 2000.

      Employee Equity Ownership Plan - Effective January 1, 1999, Metro established the Employee Equity Ownership Plan (EEOP), an equity-based compensation plan, for certain employees of Metro as defined by the plan. In order to receive an award under the EEOP, the employee must be actively employed throughout the computation period. The EEOP is designed and intended to promote the achievement of the Bank's goals by providing an incentive to employees to assist in meeting those goals, and to share the results of meeting or exceeding those goals with the employees. Metro's contribution expense related to the EEOP was $9 in 2001 and $4 in 2000.

      Target Benefit Plan - Effective January 1, 2001, Metro established the Target Benefit Plan (TBP), to provide its executive officers supplemental retirement benefits. The benefit due is based on a formula with payments due at normal retirement age. Participants vest 100% after five years of service. Metro's contribution expense related to the TBP was $62 in 2001.

      Directors Retirement Plan - Effective January 1, 2001, Metro established the Directors Retirement Plan (DRP) for non-employee directors. Non-employee directors are eligible to participate in the Plan on the later of the Plan's effective date or after five years of service to the Board. Payment is due at retirement age of 75 in an amount equal to the current annual retainer rate for a ten year period. Metro's contribution expense related to the DRP was $142.

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

                                                                                           To Be Well Capitalized
                                                               For Capital Adequacy       Under Prompt Corrective
                                          Actual                      Purposes               Action Provisions
                                 ------------------------     ------------------------    -------------------------
      2001                         Amount         Ratio         Amount        Ratio         Amount         Ratio
                                 -----------     --------     -----------    ---------    -----------     ---------
      Total Capital to risk
        weighted assets
           Consolidated             $16,106        12.8%        $ 10,037         8.0%        $12,546         10.0%
           Bank                      14,588        11.7%           9,978         8.0%         12,472         10.0%
      Tier 1 Capital to risk
        weighted assets
           Consolidated              14,649        11.7%           5,018         4.0%          7,528          6.0%
           Bank                      13,131        10.5%           4,989         4.0%          7,483          6.0%
      Tier 1 Capital to
        average assets
           Consolidated              14,649         8.3%           7,102         4.0%          8,878          5.0%
           Bank                      13,131         7.5%           7,025         4.0%          8,782          5.0%

                                                                                           To Be Well Capitalized
                                                               For Capital Adequacy       Under Prompt Corrective
                                           Actual                     Purposes               Action Provisions
                                 ------------------------     ------------------------    -------------------------
      2000                         Amount         Ratio         Amount        Ratio         Amount         Ratio
                                 -----------     --------     -----------    ---------    -----------     ---------
      Total Capital to risk
        weighted assets
           Consolidated             $15,513        13.7%         $ 9,033         8.0%        $11,291         10.0%
           Bank                      13,196        11.8%           8,982         8.0%         11,228         10.0%
      Tier 1 Capital to risk
        weighted assets
           Consolidated              14,161        12.5%           4,516         4.0%          6,774          6.0%
           Bank                      11,844        10.6%           4,491         4.0%          6,737          6.0%
      Tier 1 Capital to
        average assets
           Consolidated              14,161         9.6%           5,933         4.0%          7,416          5.0%
           Bank                      11,844         8.1%           5,846         4.0%          7,307          5.0%

      As of December 31, 2001, the Bank categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-weighted, Tier 1 and leverage ratios as set forth in the table. There are no conditions or events that management believes have changed Metro's or the Bank's capital categories.

11.   STOCK OPTION PLANS

      During 1991, shareholders of Metro adopted the 1991 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank and the 1991 Directors' Stock Option Plan for directors of Metro and the Bank. Options and SARs under these plans are fully vested at the grant date, except for options granted to the directors of the Bank which vest at 20% per year. All options granted under these plans have an exercise price of $5.30 per share. These plans terminated on March 31, 2001, but options granted under the plans are eligible for exercise through their original expiration dates.

      During 1994, shareholders of Metro adopted the 1994 Stock Option and Stock Appreciation Rights Plan for officers and key employees of Metro and the Bank, and the 1994 Directors' Stock Option Plan for directors of Metro. Options and SAR's under these plans are fully vested at the grant date. Options granted under these plans have exercise prices ranging from $4 to $8 per share.

      As of December 31, 2001, there were 698,042 shares of common stock reserved for issuance under these plans. Stock option activity under these plans was as follows (information has been restated for stock dividend issuances):

                                        Number of            Weighted Average
                   Options                Shares                Share Price
      -------------------------------------------------------------------------
          January 1, 2000                      374,366              $   5.57
               Granted                          46,802                  6.48
               Granted                          10,474                  5.44
               Exercised                      (30,298)                  5.05
               Forfeitures                    (36,919)                  4.96
      -------------------------------------------------------------------------
          December 31, 2000                    364,425              $   5.79
               Granted                          47,469                  5.44
               Granted                           9,975                  6.80
               Exercised                       (7,359)                  5.05
               Forfeitures                    (21,270)                  5.23
      -------------------------------------------------------------------------
          December 31, 2001                    393,240              $   6.11
                                                               ==============
                Shares exercisable             393,240
                                        ===============

      Options outstanding at December 31, 2001, have a weighted average remaining life of 5.69 years. The weighted average fair value of the options granted was $2.45 per share in 2001 and $2.06 per share in 2000.

      Had compensation cost for stock options been measured using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below.

                                                      2001       2000
                                                    --------   --------
      Pro forma net income                          $  1,393   $  1,404

      Pro forma basic earnings per share                 .67        .67
      Pro forma diluted earnings per share               .64        .66

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                      2001       2000
                                                    --------   --------
      Risk-free interest rate                          5.12%      5.79%
      Expected option life                            10.0       10.0
      Expected stock price volatility                 35.34      32.3
      Dividend yield                                   4.0%       4.17%

12.   INCOME TAXES

      Metro and the Bank file a consolidated income tax return. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities and income tax rates expected to be in effect when the amounts related to such differences are realized or settled. The provision (benefit) for income taxes consists of the following:

                                                    2001           2000
                                              --------------- --------------
      Federal        - Current                      $    819       $    604
                     - Deferred                         (54)             93
                                              --------------- --------------

                                                         765            697
                                              --------------- --------------

      State          - Current
                                                         184            110
                     - Deferred                          (8)             26
                                              --------------- --------------

                                                         176            136
                                              --------------- --------------

                                                    $    941       $    833
                                              =============== ==============

      A reconciliation between Metro's effective tax rate and the U.S. federal statutory rate is as follows:

                                                    2001             2000
                                                 -----------      ----------
      U.S. Federal Statutory Rate                    34.0%            34.0%
      State Income Taxes, Net of Federal Income
        Tax Benefit                                   5.4              3.8
      Tax Exempt Interest                            (1.0)            (0.9)
      Other                                          (0.3)            (1.3)
                                                 -----------      ----------
                                                     38.1%            35.6%
                                                 ==========       ==========

      The significant components of Metro's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                    2001          2000
                                                  ---------     ---------
      Depreciation                                  $  135        $  103
      Provision for Loan Losses                        511           474
      Net Unrealized (Gain)/Loss on Securities
        Available for Sale                            (206)           93
      Other                                             26            33
                                                  ---------     ---------
                                                    $  466        $  703
                                                  =========     =========

      No valuation allowance was deemed necessary.

13.   COMMITMENTS AND CONTINGENCIES

      Metro has entered into non-cancelable operating leases for its main office and four branch offices. The main office lease will expire in 2005 while the expiration of the branch office leases range from 2002 through 2004. Each operating lease has options to extend into the future. Rental expense for 2001 and 2000 was $193 and $193. Future aggregate minimum annual rentals (not considering renewal options) are payable as follows:


          2002     2003     2004     2005     2006     Thereafter
         ------   ------   ------   ------   ------   ------------
         $  151   $  110   $  107   $   23   $    -     $     -


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

      Metro's financial instruments where contract amounts represent credit risk are as follows:

                                                          2001          2000
                                                       ----------  -----------
      Standby Letters of Credit                          $     12    $     161
      Commitments to Extend Credit                         11,980       17,858
      Unused Commercial Lines of Credit & Real
          Estate Draw Notes                                 6,797          678
      Unused Home Equity & Personal Lines of Credit         2,078        1,751
                                                       ----------  -----------

      Total Commitments                                  $ 20,867    $  20,448
                                                       ==========  ===========

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

      At year end 2001 a reserve of $624 was required on deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

14.   RELATED PARTY TRANSACTIONS

      Certain directors of Metro and companies with which they are affiliated, and certain principal officers of the Bank, are customers of, and have banking transactions with, the Bank in the ordinary course of business.

      Loan transactions with directors and their affiliates and principal officers of Metro for 2001 were as follows:

      Balance at Beginning of Year                           $   1,232
      Loans Made                                                    93
      Loan Repayments                                            (734)
                                                           ------------
      Balance at End of Year                                  $    591
                                                           ============

      Deposits held for directors and their affiliates and principal officers of Metro as of December 31, 2001 and 2000 were $1,700 and $2,800.

      Certain directors and the companies with which they are affiliated also provide services to Metro. Metro conducts business with these affiliated companies for advertising and public relations, legal services and leasing office space.

      Payments made to director-affiliated companies are as follows:

                                               2001           2000
                                           ------------   ------------
      Advertising & Public Relations          $    175       $    203
      Legal Services                                 -              3
                                           ------------   ------------
             Total                            $    175       $    206
                                           ============   ============

      The Bank purchased student loans from a company of which certain executive officers serve as directors of Metro and the Bank. The loans are serviced by and guaranteed by the seller. Loan servicing fees paid to the seller were $24 and $27 in 2001 and 2000, respectively. The loans are purchased on the same terms as those offered by the seller to other institutions. There were no purchases of student loans in 2001 or 2000.

15.   PARENT COMPANY FINANCIAL STATEMENTS

      The following are the condensed statements of the parent company.

      Condensed Statements of Condition at December 31:

      ASSETS:                                              2001         2000
                                                         --------     --------
       Cash and Cash Equivalents                         $    247     $    106
       Securities Available for Sale                        1,550        2,003
       Investment in MetroBank                             13,391       11,725
       Other                                                  435          229
                                                         --------     --------

      Total Assets                                       $ 15,623     $ 14,063
                                                         ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY:
       Other Liabilities                                 $    693     $     29
       Shareholders' Equity                                14,930       14,034
                                                         --------     --------

      Total Liabilities and Shareholders' Equity         $ 15,623     $ 14,063
                                                         ========     ========

      Condensed Statements of Operations for the years:
                                                            2001         2000
                                                         --------     --------
      Dividends from Banking Subsidiary                  $    550     $  1,150
      Interest Income                                         119          124
      Non-Interest Expenses                                  (617)        (256)
      Income Tax Benefit                                      190           53
      Equity in Undistributed Earnings of MetroBank         1,286          440
                                                         --------     --------
      Net Income                                         $  1,528     $  1,511
                                                         ========     ========

          Condensed Statements of Cash Flows for the years:
                                                           2001        2000
                                                         -------     -------
Cash Flows from Operating Activities:
Net Income                                               $ 1,528     $ 1,511
Adjustments to Reconcile Net Income to
    Cash Provided by/(Used in) Operating Activities:
Equity in Undistributed Earning of MetroBank              (1,286)       (440)
Net amortization of securities                                 2          36
Change in Other Assets and Liabilities, net                  437          16
                                                         -------     -------
    Net Cash Flows from operating activities                 681       1,123
                                                         -------     -------

Cash Flows From Investing Activities:
Proceeds from the Sale of Securities                          --       2,000
Proceeds from Maturity of Securities                         500          --
Purchases of Securities                                       --      (2,005)
                                                         -------     -------
    Net Cash Flows from investing activities                 500         500
                                                         -------     -------

Cash Flows from Financing Activities:
Cash Dividends Paid                                         (566)       (502)
Purchases of Treasury Stock, net                            (591)       (809)
Exercise of options                                          117         237
                                                         -------     -------
    Net cash from financing activities                    (1,040)     (1,074)
                                                         -------     -------

Net Increase/(Decrease) in Cash and Cash Equivalents         141          44
Cash and Cash Equivalents at Beginning of Year               106          62
                                                         -------     -------
Cash and Cash Equivalents at End of Year                 $   247     $   106
                                                         =======     =======

ITEM 8.  CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         -----------------------------------------------------------------------
         DISCLOSURE

         None.

                                    Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

         The information set forth under the caption "Election of Directors", "Executive Officers of The Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2001 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information set forth under the caption "Executive Compensation" in Metro's Proxy Statement, which is to be filed with Commission within 120 days of December 31, 2001 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The information set forth under the caption "Security Ownership of Beneficial Owners and Management" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2001 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information set forth under the caption "Certain Relationships and Related Transactions" in Metro's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 2001 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON  FORM 8-K
         ---------------------------------

(a)      The following Exhibits are being filed as part of this Registration
         Statement:

         3.01*          Articles of Incorporation

         3.02*          By-Laws

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

         10.27*******1  Employment Agreement dated May 10, 1999 between
                        Registrant and Gregory J.  Murray

         10.28*******   Memorandum of In-Store Bank Facility License Agreement
                        dated August 13, 1999 between Registrant and SUPERVALU
                        INC., d/b/a Cub Foods for property located at 14610 US
                        31 North, Carmel, Indiana

         10.29*******   Memorandum of Lease dated August 26, 1999 between
                        Registrant and G & J PARTNERSHIP for property located at 11815 Allisonville Road, Fishers, Indiana

         10.30          MetroBanCorp Target Benefit Plan

         10.31          MetroBanCorp Director Retirement Plan

         13 The Annual Report to Shareholders of the Company for the year ended December 31, 2001 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

         21*            Subsidiaries of the Registrant

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

***** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 1998, filed May 13, 1998.

****** Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 1998, filed November 12, 1998.

******* Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 1999.

1 Indicates a management contract or compensatory plan or arrangement filed as an exhibit.

(b)      No Reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MetroBanCorp
                                                (Registrant)

Date: March 29, 2002                            By: /s/ Ike G. Batalis
                                                    ---------------------------
                                                    Ike G. Batalis, President

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities indicated as of March 29, 2002.

                                   By:       /s/ Ike G. Batalis
                                             ----------------------------------
                                             Ike G. Batalis, President
                                             (Principal Executive Officer)

                                   By:       /s/ Charles V. Turean
                                             ----------------------------------
                                             Charles V. Turean
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                   By:       CHRIS G. BATALIS*
                                             ----------------------------------
                                             Chris G. Batalis, Director

                                   By:       TERRY L. EATON*
                                             ----------------------------------
                                             Terry L. Eaton, Director

                                   By:       EVANS M. HARRELL*
                                             ----------------------------------
                                             Evans M. Harrell, Director

                                   By:       JAMES F. KEENAN *
                                             ----------------------------------
                                             James F. Keenan, Director

                                   By:       ROBERT L. LAUTH, JR. *
                                             ----------------------------------
                                             Robert L. Lauth, Jr., Director

                                   By:       JAMES C. LINTZENICH*
                                             ----------------------------------
                                             James C. Lintzenich, Director

                                   By:       EDWARD G. MCMAHON*
                                             ----------------------------------
                                             Edward G. McMahon, Director

                                   By:       R. D. "RUSTY" RICHARDSON*
                                             ----------------------------------
                                             R. D. "Rusty" Richardson, Director

                                   By:       EDWARD R. SCHMIDT*
                                             ----------------------------------
                                             Edward R. Schmidt, Director

                                   By:       DONALD F. WALTER*
                                             ----------------------------------
                                             Donald F. Walter, Director

                                   *By:      /s/ Ike G. Batalis
                                             ----------------------------------
                                             Ike G. Batalis, Attorney-in-Fact

                                Index to Exhibits
                                -----------------

     Exhibit
     Number                                              Exhibit
--------------------------------------------------------------------------------

3.01*              Articles of Incorporation of the Registrant

3.02*              By-Laws of the Registrant

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

10.27*******1      Employment Agreement dated May 10, 1999 between Registrant and Gregory J. Murray

10.28*******       Memorandum of In-Store Bank Facility License Agreement dated
                   August 13, 1999 between Registrant and SUPERVALU INC., d/b/a
                   Cub Foods for property located at 14610 US North, Carmel,
                   Indiana

10.29*******       Memorandum of Lease dated August 26, 1999 between Registrant and G & J PARTNERSHIP for property located at 11815
                   Allisonville Road, Fishers, Indiana

10.30              MetroBanCorp Target Benefit Plan

10.31              MetroBanCorp Director Retirement Plan

13 The Annual Report to Shareholders of the Company for the year ended December 31, 2001 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21*                Subsidiaries of the Registrant

24                 Powers of Attorney