Form 10QSB
period 2002-03-31
METROBANCORP
filed 2002-05-15
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        MARCH 31, 2002.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date May 14, 2002:
2,065,258 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Statements of Condition
      March 31, 2002 and December 31, 2001                                3

      Consolidated Statements of Operations and Comprehensive Income
      Three Months Ended March 31, 2002 and 2001                          4

      Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2002 and 2001                          5

      Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                             12

Item 2.    Changes in Securities                                         12

Item 3.    Defaults Under Senior Securities                              12

Item 4.    Submission of Matters to a Vote of Security Holders           12

Item 5.    Other Information                                             12

Item 6.    Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                               13

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Condition
(dollars in thousands)
                                                                              (unaudited)
                                                                               03/31/02       12/31/01
                                                                               ---------      ---------
Assets
   Cash and Due from Banks                                                     $  24,034      $  28,955

   Securities Held to Maturity
      (Fair Value:  2002 - $3,276 and 2001 - $3,272)                               3,203          3,204
   Securities Available for Sale                                                  31,565         34,029
                                                                               ---------      ---------
              Total Securities                                                    34,768         37,233

   Loans held for sale                                                                --          2,018
   Loans, net of allowance of $1,521 and $1,457, respectively                    115,284        112,325

   Premises and Equipment, net                                                     1,192          1,168
   Accrued Interest Receivable and Other Assets                                    1,971          2,286
                                                                               ---------      ---------

              Total Assets                                                     $ 177,249      $ 183,985
                                                                               =========      =========

Liabilities
   Deposits:
        Non-Interest Bearing                                                   $  38,044      $  37,341
        Interest Bearing                                                         104,172        105,177
                                                                               ---------      ---------
              Total Deposits                                                     142,216        142,518

   Repurchase Agreements                                                          10,886         17,544
   Other Borrowings                                                                7,000          7,000
   Accrued Interest Payable and Other Liabilities                                  2,176          1,993
                                                                               ---------      ---------
              Total Liabilities                                                  162,278        169,055
                                                                               ---------      ---------
Shareholders' Equity
   Preferred Stock: 1,000,000 shares authorized; none outstanding                     --             --
   Common Stock:    no par value, 3,000,000 shares authorized; 2,107,900 and
                    2,107,453 issued; 2,065,270 and 2,064,823 outstanding,
                    respectively                                                  14,971         14,968
   Treasury Stock, 42,630 shares, at cost                                           (238)          (238)
   Retained Earnings/(Accumulated Deficit)                                           128            (81)
   Accumulated Other Comprehensive Income                                            110            281
                                                                               ---------      ---------
              Total Shareholders' Equity                                          14,971         14,930
                                                                               ---------      ---------

              Total Liabilities and Shareholders' Equity                       $ 177,249      $ 183,985
                                                                               =========      =========

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)                                                                 Three Months Ended
                                                                        -------------------------
(dollars in thousands, except per share data)
                                                                         03/31/02       03/31/01
                                                                        ----------     ----------
Interest Income
                Loans, including related fees                           $    2,168     $    2,536
                Securities                                                     498            708
                Other                                                           --              4
                                                                        ----------     ----------
                         Total Interest Income                               2,666          3,248

Interest Expense
                Deposits                                                       708          1,360
                Other                                                           99            172
                                                                        ----------     ----------
                         Total Interest Expense                                807          1,532
                                                                        ----------     ----------
                              Net Interest Income                            1,859          1,716
                                                                        ----------     ----------
Provision for Loan Losses                                                       92             51
                                                                        ----------     ----------
                Net Interest Income after Provision for Loan Losses          1,767          1,665
                                                                        ----------     ----------

Non-Interest Income
                Service Charges on Deposit Accounts                            142            137
                Securities Gains                                                57             --
                ATM Fee Income                                                  83             98
                Other Service Charges, Commissions and Fees                     74            104
                                                                        ----------     ----------
                         Total Non-Interest Income                             356            339

Non-Interest Expense
                Salaries and Employee Benefits                                 764            683
                Occupancy, net                                                 125            134
                Equipment                                                       81             98
                Advertising and Public Relations                                54             59
                Legal and Professional                                          72             60
                Data Processing                                                104            105
                Other                                                          332            321
                                                                        ----------     ----------
                         Total Non-Interest Expense                          1,532          1,460
                                                                        ----------     ----------

                         Income Before Income Taxes                            591            544

                         Provision for Income Taxes                            225            205

                                                                        ----------     ----------
Net Income                                                              $      366     $      339
                                                                        ==========     ==========
Comprehensive Income                                                    $      195     $      654
                                                                        ==========     ==========

Basic net income per common share                                       $     0.18     $     0.16
Diluted net income per common share                                     $     0.17     $     0.15

Weighted Average Shares Outstanding                                      2,065,092      2,140,285
Weighted Average Shares Outstanding - Assuming Dilution                  2,179,764      2,208,633

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)
                                                                                  Three Months Ended
                                                                                ----------------------

                                                                                03/31/02      03/31/01
                                                                                --------      --------
Operating Activities:

Net Income                                                                      $    366      $    339
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
     Provision for Loan Losses                                                        92            51
     Depreciation and Amortization                                                    66            95
     Net Amortization on Securities                                                 (119)            7
     Gain on Sale of Securities                                                      (57)           --
     Change in Accrued Interest Receivable and Other Assets                          441           148
     Change in Accrued Interest Payable and Other Liabilities                        183           389
     Change in Loans Held for Sale                                                 2,018        (1,631)
                                                                                --------      --------
        Total Adjustments                                                          2,624          (941)
                                                                                --------      --------

Net Cash Provided by (Used in) Operating Activities                                2,990          (602)
                                                                                --------      --------

Investing Activities:
     Proceeds from Maturities and Paydowns of Securities Available for Sale        3,284         4,998
     Proceeds from Sales of Securities Available for Sale                          5,712         1,405
     Purchases of Securities Available for Sale                                   (6,652)       (7,160)
     Proceeds from the Repayment of Student Loans                                    133           101
     Net Loans Made to Customers                                                  (3,184)       (3,336)
     Purchases of Premises and Equipment, net                                        (90)          (70)
                                                                                --------      --------
Net Cash Used in Investing Activities                                               (797)       (4,062)
                                                                                --------      --------

Financing Activities:
     Change in Deposits                                                             (302)        4,871
     Change in Repurchase Agreements                                              (6,658)        2,839
     Cash Dividends Paid                                                            (157)         (142)
     Issuance of Common Stock                                                          5             5
     Repurchase of Common Stock and Fractional Shares                                 (2)           (5)
                                                                                --------      --------
Net Cash Provided by Financing Activities                                         (7,114)        7,568
                                                                                --------      --------
Net Increase/(Decrease) in Cash and Cash Equivalents                              (4,921)        2,904
Cash and Cash Equivalents at Beginning of Period                                  28,955        22,192
                                                                                --------      --------
Cash and Cash Equivalents at End of Period                                      $ 24,034      $ 25,096
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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001.

         These financial statements should be read in conjunction with Metro's latest Annual Report on Form 10-KSB for the year ending December 31, 2001.

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

                                                                           For the Three Months Ended March 31,
                                                                                2002                  2001
                                                                         -------------------    ------------------
         Basic
                   Net income                                                          $366                  $339
                                                                         ===================    ==================

                   Weighted average common shares outstanding                     2,065,092             2,140,285

              Basic earnings per common share                                         $0.18                 $0.16
                                                                         ===================    ==================
         Diluted
                   Net income                                                          $366                  $339
                                                                         ===================    ==================
                   Weighted average common shares outstanding for basic
                     earnings per common share                                    2,065,092             2,140,285
                   Add:  Dilutive effects of assumed exercises of stock
                     options                                                        114,672                68,348
                                                                         -------------------    ------------------

              Average shares and dilutive potential common shares                 2,179,764             2,208,633
                                                                         ===================    ==================

            Diluted earnings per common share                                         $0.17                 $0.15
                                                                         ===================    ==================

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

         On January 1, 2002, new accounting guidelines revised the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. Adoption of this standard in 2002 did not have an impact on the financial statements as the Company does not currently have any intangible assets.

         Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard was no material to the financial statements.

         A new accounting standard regarding asset retirement obligations will apply for 2003. Management does not believe this standard will have a material effect on the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management discussion is presented to provide information concerning the consolidated financial condition of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro") as of March 31, 2002 as compared to December 31, 2001, and the results of operations for the three month period ending March 31, 2002 and 2001.

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

FINANCIAL CONDITION

OVERVIEW
--------

At March 31, 2002, Metro had total assets of $177.2 million, a decrease of $6.7 million or 3.7 percent from December 31, 2001. Consolidated earning assets totaled $164.9 million, or 93.0 percent of total assets, at March 31, 2002. The principal components of earning assets were loans in the amount of $116.2 million or 70.5 percent of total earning assets, securities of $34.8 million or
21.1 percent of total earning assets and interest bearing due from bank accounts of $13.9 million or 8.4 percent of total earning assets. Earning assets at December 31, 2001 were $166.9 million, or 90.7 percent of total assets.

SECURITIES
----------

Total securities at March 31, 2002 were $34.8 million, decreasing by $2.5 million or 6.6 percent from the amount at December 31, 2001. Purchases of securities totaled $6.7 million during 2002, which offset reductions from securities sold, principal paydowns and maturities.

LOANS
-----

Gross loans outstanding increased $1.0 million or 0.9 percent from December 31, 2001 to March 31, 2002. Metro continued to make a concerted effort to increase its commercial and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At March 31, 2002, net loans amounted to 65.0 percent of total assets, compared to 62.1 percent of total assets at year end 2001. Metro's loan to deposit ratio, which is one measure of liquidity, was 82.1 percent at March 31, 2002, compared to 81.3 percent at year end 2001.

                                           Loan Portfolio at Period-End
                                              (dollars in thousands)

                                          March 31, 2002            December 31, 2001               % Change
                                    --------------------------- --------------------------   -----------------------
Commercial & Agricultural                              $25,345                    $26,782                   (5.37%)
Real Estate - Construction                               5,974                      6,095                   (1.99%)
Real Estate - Mortgage                                  61,656                     58,182                     5.97%
Installment                                             21,450                     22,229                   (3.50%)
Student Loans                                            2,380                      2,512                   (5.25%)
                                    --------------------------- --------------------------   -----------------------

                       Gross Loans                     116,805                    115,800                     0.87%
Less:
Allowance for Loan Losses                              (1,521)                    (1,457)                     4.39%
                                    --------------------------- --------------------------   -----------------------

                        Loans, net                    $115,284                   $114,343                     0.82%
                                    =========================== ==========================   =======================

Delinquent loans at March 31, 2002 were $498,000, representing 0.4 percent of gross loans, compared to $1,026,000 of delinquent loans, or 0.9 percent of gross loans, at year end 2001. Delinquent loans at March 31, 2002 and December 31, 2001 included $160,000 and $244,000, respectively, of student loans guaranteed by a third party. Non-accruing loans at March 31, 2002 amounted to $578,000, compared to $424,000 at December 31, 2001.

At March 31, 2002 and December 31, 2001, Metro had an allowance for loan losses of $1,521,000 and $1,457,000, respectively, representing 1.3 percent of gross loans at March 31, 2002 and December 31,

2001. Metro provides for probable loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and are based upon an assessment of the adequacy of Metro's loan loss reserve account. The increased provision in 2002 provides for charge-offs and responds to generally higher levels of non accrual loans during 2002.

                                        Allowance for Loan Losses Activity
                                    Three months ended March 31, 2002 and 2001
                                              (dollars in thousands)

                                                                   2002                  2001
                                                                   ----                  ----
Allowance for Loan Losses, January 1                             $1,457                $1,352
Loans Charged-Off:
     Commercial                                                     (5)                     -
     Real Estate                                                      -                     -
     Mortgage                                                         -                     -
     Installment                                                   (31)                   (8)
     Student Loans                                                    -                     -
                                                       -----------------     -----------------
Total Charged-Off Loans                                            (36)                   (8)
                                                       -----------------     -----------------

Recoveries on Charged-Off Loans:
     Commercial                                                       -                     -
     Real Estate                                                      -                     -
     Mortgage                                                         -                     -
     Installment                                                      8                     1
     Student Loans                                                    -                     -
                                                       -----------------     -----------------
Total Recoveries                                                      8                     1
                                                       -----------------     -----------------
Net Charged-Off Loans                                              (28)                   (7)
                                                       -----------------     -----------------
Provision for Loan Losses                                            92                    51
                                                       -----------------     -----------------
Allowance for Loan Losses, March 31                              $1,521                $1,396
                                                       =================     =================

Average Loans Outstanding                                      $113,441              $103,407
                                                       =================     =================

Net Charged-Off loans to Average Loans                            .025%                 .007%
                                                       =================     =================

DEPOSITS
--------

Total deposits at March 31, 2002 amounted to $142.2 million decreasing $302,000 from total deposits at December 31, 2001. Since December 31, 2001, non-interest bearing demand deposits increased by $703,000 or 1.9 percent, while interest bearing deposits decreased by $1.0 million or 1.0 percent.

OTHER LIABILITIES
-----------------

Liabilities other than deposits decreased to $20.1 million from $26.5 million at December 31, 2001. This change resulted principally from decreases in short-term funding sources. Repurchase agreements decreased $6.7 million or 38.0 percent from December 31, 2001. Liabilities other than deposits also include $7.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

CAPITAL
-------

For the three months ending March 31, 2002, Metro's total capital increased by $40,000. Earnings amounted to $366,000 with dividend payments totaling $158,000. The changes in common stock consisted of $5,000 from the grant of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan. Decreases in common stock resulted from fractional shares from the stock dividend of $2,000. Changes in security market value resulted in accumulated other comprehensive income decreasing by $171,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of March 31, 2002, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of March 31, 2002 (dollars in thousands):

                                                                     To Be Well Capitalized
                                                                    Under Prompt Corrective
                                         Actual                         Action Provisions
                               ----------------------------    -----------------------------------
                                  Amount          Ratio           Amount               Ratio
                               -------------   ------------    --------------     ----------------
Total Capital
(to Risk Weighted Assets)
    Metro                           $16,382         12.85%      >    $12,744       >       10.00%
                                                                -                  -
    MetroBank                       $15,079         11.90%      >    $12,675       >       10.00%
                                                                -                  -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                           $14,861         11.66%      >     $7,646       >        6.00%
                                                                -                  -
    MetroBank                       $13,558         10.70%      >     $7,605       >        6.00%
                                                                -                  -

Tier 1 Capital
(to Average Assets)
    Metro                           $14,861          8.57%      >     $8,675       >        5.00%
                                                                -                  -
    MetroBank                       $13,558          7.91%      >     $8,566       >        5.00%
                                                                -                  -

As of December 31, 2001, the most recent notification from the FDIC categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", MetroBank must maintain minimum total risk-weighted, Tier 1 capital and leverage ratios as set forth in the above table. There are no conditions or events since this notification that management believes have changed Metro's or the Bank's capital category.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $1.8 million for the three months ended March 31, 2002, compared to $1.7 million for the comparable period of 2001, an increase of 6.1 percent. The increase in net interest income was driven primarily by an increase in loan volume. Metro's provision for loan losses was $92,000 for the three months ended March 31, 2002, compared to $51,000 for the same period in 2001. The loan loss provision made in 2002 was increased to a level considered necessary by Metro's management to absorb estimated incurred losses in the loan portfolio and is based upon an assessment of the adequacy of Metro's loan loss reserve account.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $1.5 million for the three month period ending March 31, 2002, remaining unchanged for the same period one year earlier. There was an 11.9 percent increase in salaries and employee benefits in 2002. This increase was attributed to the three additional full time equivalents in 2002 necessary to staff existing departments and branches and increased commissions paid to mortgage originators due to higher mortgage related revenues in 2002. Increases in employee group health insurance costs and retirement plan benefit costs accounted for the remainder of the increase.

Occupancy and equipment expenses decreased by $9,000 and $17,000 or 6.7 percent and 17.3 percent respectively in 2002, due principally to expense reductions attributable to the Cub Foods branch office which closed in the second quarter of 2001.

Other expenses increased $11,000 or 3.4 percent in 2002. This increase is due principally to general price increases in various expense categories, offset by an $18,000 reduction in referral fees paid on indirect consumer loans.

NET INCOME
----------

Metro recorded net income of $366,000 for the three month period ending March 31, 2002, compared to $339,000 for the same period one year earlier, an increase of 8.0 percent. Non-interest income increased 5.0 percent to $356,000 compared to $339,000 in 2001. Securities gains amounted to $57,000 in the first quarter of 2002. Mortgage related fees increased $18,000 or 65.5 percent to $45,000 in 2002 due principally to an increase in mortgage loans originated and sold to outside investors during the quarter.


                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings - none.
-------  -----------------

Item 2.  Changes in Securities - none.
-------  ---------------------

Item 3.  Defaults Upon Senior Securities - none.
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none.
-------  ---------------------------------------------------

Item 5.  Other Information - none.
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits - The exhibits set forth in the index of exhibits to Metro's 10-KSB dated March 29, 2002 is hereby incorporated by reference into this item.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending March 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROBANCORP
                                       (Registrant)

May 14, 2002                           By: /S/ Ike G. Batalis
                                           -----------------------------------
                                           Ike G. Batalis
                                           President (Principal
                                           Executive Officer)



May 14, 2002                           By: /S/ Charles V. Turean
                                           -----------------------------
                                           Charles V. Turean
                                           Executive Vice President
                                           (Principal Financial and
                                           Accounting Officer)