Form 10QSB
period 2002-06-30
METROBANCORP
filed 2002-08-14
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            JUNE 30, 2002.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date August 12, 2002:
2,056,837 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes      No  X
   ---      ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition
           June 30, 2002 and December 31, 2001                                3

           Consolidated Statements of Operations and Comprehensive Income
           Three Months Ended June 30, 2002 and 2001                          4

           Consolidated Statements of Operations and Comprehensive Income
           Six Months Ended June 30, 2002 and 2001                            5

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001                            6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities                                             15

Item 3.    Defaults Under Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Condition
(dollars in thousands)

                                                                             (unaudited)
                                                                              06/30/02      12/31/01
                                                                              ---------     ---------
Assets
   Cash and Due from Banks                                                    $  21,775     $  28,955

   Securities Held to Maturity
        (Fair Value:  2002 - $3,304 and 2001 - $3,272)                            3,202         3,204
   Securities Available for Sale                                                 28,573        34,029
                                                                              ---------     ---------
                  Total Securities                                               31,775        37,233

   Loans held for sale                                                               73         2,018
   Loans, net of allowance of $1,463 and $1,457, respectively                   116,992       112,325

   Premises and Equipment, net                                                    1,193         1,168
   Accrued Interest Receivable and Other Assets                                   1,945         2,286
                                                                              ---------     ---------

                  Total Assets                                                $ 173,753     $ 183,985
                                                                              =========     =========

Liabilities
   Deposits:
        Non-Interest Bearing                                                  $  31,672     $  37,341
        Interest Bearing                                                        103,904       105,177
                                                                              ---------     ---------
                  Total Deposits                                                135,576       142,518

   Repurchase Agreements                                                         11,760        17,544
   Other Borrowings                                                               9,000         7,000
   Accrued Interest Payable and Other Liabilities                                 2,075         1,993
                                                                              ---------     ---------
                  Total Liabilities                                             158,411       169,055
                                                                              ---------     ---------
Shareholders' Equity
   Preferred Stock: 1,000,000 shares authorized; none outstanding                    --            --
   Common Stock:    no par value, 3,000,000 shares authorized; 2,107,888 and
                    2,107,453 issued; 2,063,418 and 2,064,823 outstanding,
                    respectively                                                 14,971        14,968
   Treasury Stock, 44,470 and 42,630 shares, at cost                               (256)         (238)
   Retained Earnings/(Accumulated Deficit)                                          343           (81)
   Accumulated Other Comprehensive Income                                           284           281
                                                                              ---------     ---------
                  Total Shareholders' Equity                                     15,342        14,930
                                                                              ---------     ---------

                  Total Liabilities and Shareholders' Equity                  $ 173,753     $ 183,985
                                                                              =========     =========

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(dollars in thousands, except per share data)

                                                                               Three Months Ended
                                                                            ------------------------
                                                                             06/30/02      06/30/01
                                                                            ----------    ----------
Interest Income
                     Loans, including related fees                          $    2,172    $    2,593
                     Securities                                                    443           668
                     Other                                                          --             1
                                                                            ----------    ----------
                                 Total Interest Income                           2,615         3,262

Interest Expense
                     Deposits                                                      622         1,235
                     Other                                                          93           180
                                                                            ----------    ----------
                                 Total Interest Expense                            715         1,415
                                                                            ----------    ----------
                                         Net Interest Income                     1,900         1,847
                                                                            ----------    ----------
Provision for Loan Losses                                                           93            60
                                                                            ----------    ----------
                     Net Interest Income after Provision for Loan Losses         1,807         1,787
                                                                            ----------    ----------

Non-Interest Income
                     Service Charges on Deposit Accounts                           158           154
                     Securities Gains                                               14            --
                     ATM Fee Income                                                 97            97
                     Other Service Charges, Commissions and Fees                    67           133
                                                                            ----------    ----------
                                 Total Non-Interest Income                         336           384

Non-Interest Expense
                     Salaries and Employee Benefits                                825           717
                     Occupancy, net                                                127           132
                     Equipment                                                      72            96
                     Advertising and Public Relations                               50            55
                     Legal and Professional                                         56            83
                     Data Processing                                               107           104
                     Other                                                         303           326
                                                                            ----------    ----------
                                 Total Non-Interest Expense                      1,540         1,513
                                                                            ----------    ----------

                                 Income Before Income Taxes                        603           658

                                 Provision for Income Taxes                        229           250

                                                                            ----------    ----------
Net Income                                                                  $      374    $      408
                                                                            ==========    ==========
Comprehensive Income                                                        $      548    $      537
                                                                            ==========    ==========

Basic net income per common share                                           $     0.18    $     0.19
Diluted net income per common share                                         $     0.17    $     0.19

Weighted Average Shares Outstanding                                          2,064,022     2,128,203
Weighted Average Shares Outstanding - Assuming Dilution                      2,226,080     2,193,924

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(dollars in thousands, except per share data)

                                                                               Six Months Ended
                                                                            ------------------------
                                                                             06/30/02      06/30/01
                                                                            ----------    ----------
Interest Income
                     Loans, including related fees                          $    4,340    $    5,129
                     Securities                                                    941         1,376
                     Other                                                          --             5
                                                                            ----------    ----------
                                 Total Interest Income                           5,281         6,510

Interest Expense
                     Deposits                                                    1,330         2,595
                     Other                                                         192           352
                                                                            ----------    ----------
                                 Total Interest Expense                          1,522         2,947
                                                                            ----------    ----------
                                         Net Interest Income                     3,759         3,563
                                                                            ----------    ----------
Provision for Loan Losses                                                          185           111
                                                                            ----------    ----------
                     Net Interest Income after Provision for Loan Losses         3,574         3,452
                                                                            ----------    ----------

Non-Interest Income
                     Service Charges on Deposit Accounts                           300           291
                     Securities Gains                                               71            --
                     ATM Fee Income                                                180           195
                     Other Service Charges, Commissions and Fees                   141           237
                                                                            ----------    ----------
                                 Total Non-Interest Income                         692           723

Non-Interest Expense
                     Salaries and Employee Benefits                              1,589         1,400
                     Occupancy, net                                                252           266
                     Equipment                                                     153           194
                     Advertising and Public Relations                              104           114
                     Legal and Professional                                        128           143
                     Data Processing                                               211           209
                     Other                                                         635           647
                                                                            ----------    ----------
                                 Total Non-Interest Expense                      3,072         2,973
                                                                            ----------    ----------

                                 Income Before Income Taxes                      1,194         1,202

                                 Provision for Income Taxes                        454           455

                                                                            ----------    ----------
Net Income                                                                  $      740    $      747
                                                                            ==========    ==========
Comprehensive Income                                                        $      743    $    1,191
                                                                            ==========    ==========

Basic net income per common share                                           $     0.36    $     0.35
Diluted net income per common share                                         $     0.34    $     0.34

Weighted Average Shares Outstanding                                          2,064,554     2,134,211
Weighted Average Shares Outstanding - Assuming Dilution                      2,204,571     2,198,949

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                06/30/02     06/30/01
                                                                                --------     --------
Operating Activities:

Net Income                                                                      $    740     $    747
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
      Provision for Loan Losses                                                      185          111
      Depreciation and Amortization                                                  132          184
      Net Amortization on Securities                                                (122)          38
      Gain on Sale of Securities                                                     (71)          --
      Change in Accrued Interest Receivable and Other Assets                         339          117
      Change in Accrued Interest Payable and Other Liabilities                        83          114
      Change in Loans Held for Sale                                                1,945         (272)
                                                                                --------     --------
           Total Adjustments                                                       2,491          292
                                                                                --------     --------

Net Cash Provided by Operating Activities                                          3,231        1,039
                                                                                --------     --------

Investing Activities:
      Proceeds from Maturities and Paydowns of Securities Available for Sale       6,475        3,971
      Proceeds from Sales of Securities Available for Sale                         7,632        5,998
      Purchases of Securities Available for Sale                                  (8,452)     (11,427)
      Proceeds from the Repayment of Student Loans                                   382          158
      Net Loans Made to Customers                                                 (5,234)     (12,531)
      Purchases of Premises and Equipment, net                                      (157)         (92)
                                                                                --------     --------
Net Cash Provided by (Used in) Investing Activities                                  646      (13,923)
                                                                                --------     --------

Financing Activities:
      Change in Deposits                                                          (6,942)         (41)
      Change in Fed Funds Purchased                                                   --        3,400
      Change in Repurchase Agreements                                             (5,784)       3,798
      Change in FHLB Advances                                                      2,000           --
      Cash Dividends Paid                                                           (316)        (286)
      Purchase of Treasury Stock                                                     (18)          --
      Issuance of Common Stock                                                         5           37
      Repurchase of Common Stock and Fractional Shares                                (2)        (352)
                                                                                --------     --------
Net Cash Provided by (Used in) Financing Activities                              (11,057)       6,556
                                                                                --------     --------
Net Decrease in Cash and Cash Equivalents                                         (7,180)      (6,328)
Cash and Cash Equivalents at Beginning of Period                                  28,955       22,192
                                                                                --------     --------
Cash and Cash Equivalents at End of Period                                      $ 21,775     $ 15,864
                                                                                ========     ========

See accompanying notes.

                                  MetroBanCorp
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

 1.         Basis of Presentation
            ---------------------

            The consolidated financial statements include the accounts of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro"). All significant intercompany transactions and balances have been eliminated.

            In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods ended June 30, 2002 and 2001.

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

                                                                         For the Three Months Ended June 30,
                                                                                 2002          2001
                                                                              ----------    ----------
            Basic
                      Net income                                              $      374    $      408
                                                                              ==========    ==========

                      Weighted average common shares outstanding               2,064,022     2,128,203

                 Basic earnings per common share                              $     0.18    $     0.19
                                                                              ==========    ==========

            Diluted
                      Net income                                              $      374    $      408
                                                                              ==========    ==========
                      Weighted average common shares outstanding for basic
                        earnings per common share                              2,064,022     2,128,203
                      Add:  Dilutive effects of assumed exercises of stock
                        options                                                  162,058        65,721
                                                                              ----------    ----------

                 Average shares and dilutive potential common shares           2,226,080     2,193,924
                                                                              ==========    ==========

               Diluted earnings per common share                              $     0.17    $     0.19
                                                                              ==========    ==========

                                                                         For the Six Months Ended June 30,
                                                                                 2002          2001
                                                                              ----------    ----------
            Basic
                      Net income                                              $      740    $      747
                                                                              ==========    ==========

                      Weighted average common shares outstanding               2,064,554     2,134,211

                 Basic earnings per common share                              $     0.36    $     0.35
                                                                              ==========    ==========

            Diluted
                      Net income                                              $      740    $      747
                                                                              ==========    ==========
                      Weighted average common shares outstanding for basic
                        earnings per common share                              2,064,554     2,134,211
                      Add:  Dilutive effects of assumed exercises of stock
                        options                                                  140,017        64,739
                                                                              ----------    ----------

                 Average shares and dilutive potential common shares           2,204,571     2,198,949
                                                                              ==========    ==========

                 Diluted earnings per common share                            $     0.34    $     0.34
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

            Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard was not material to the financial statements.

            New accounting standards will apply for 2003 regarding asset retirement obligations, debt extinguishment and certain lease modifications, and activity exit costs. Management does not believe these standards will have a material effect on the Corporation's financial statements, but the effects will depend on the existence of applicable activities at the effective date of the standards.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following discussion is presented to provide information concerning the consolidated financial condition of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro") as of June 30, 2002 as compared to December 31, 2001, and the results of operations for the three and six month periods ending June 30, 2002 and 2001.

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

FINANCIAL CONDITION

ASSETS
------

At June 30, 2002, Metro had total assets of $173.8 million, a decrease of $10.2 million or 5.6 percent from December 31, 2001, principally due to a decrease in Cash and Due from Banks of $7.2 million and a decrease in Total Securities of $5.5 million. Consolidated earning assets totaled $162.2 million, or 93.3 percent of total assets, at June 30, 2002. The principal components of earning assets were loans in the amount of $118.0 million or 72.8 percent of total earning assets, securities of $31.8 million or 19.6 percent of total earning assets and interest bearing due from bank accounts of $12.4 million or 7.6 percent of total earning assets. Earning assets at December 31, 2001 were $166.8 million, or 90.7 percent of total assets.

SECURITIES
----------

Total securities at June 30, 2002 were $31.8 million, decreasing by $5.5 million or 14.7 percent from the amount at December 31, 2001. Purchases of securities totaled $8.5 million during 2002, which were offset by reductions from securities sold, principal paydowns and maturities.

LOANS
-----

Gross loans outstanding increased $4.7 million or 4.1 percent from December 31, 2001 to June 30, 2002. Metro continued to make a concerted effort to increase its commercial, real estate and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At June 30, 2002, net loans amounted to 67.3 percent of total assets, compared to
61.1 percent of total assets at year end 2001. Metro's loan to deposit ratio, which is one measure of liquidity, was 87.4 percent at June 30, 2002, compared to 79.8 percent at year end 2001.

                          Loan Portfolio at Period-End
                             (dollars in thousands)

                                June 30, 2002   December 31, 2001     % Change
                                  ---------     -----------------     --------
Commercial & Agricultural         $  26,593         $  26,782          (0.71%)
Real Estate - Construction            7,508             6,095          23.18%
Real Estate - Mortgage               60,739            56,164           8.15%
Installment                          21,485            22,229          (3.35%)
Student Loans                         2,130             2,512         (15.21%)
                                  ---------         ---------       ---------

                   Gross Loans      118,455           113,782           4.11%
Less:
Allowance for Loan Losses            (1,463)           (1,457)          0.41%
                                  ---------         ---------       ---------

                   Loans, net     $ 116,992         $ 112,325           4.15%
                                  =========         =========       =========

Delinquent loans at June 30, 2002 were $1.3 million, representing 1.1 percent of gross loans, compared to $1,026,000 of delinquent loans, or 0.9 percent of gross loans, at year end 2001. Delinquent loans at June 30, 2002 and December 31, 2001 included $198,000 and $244,000, respectively, of student loans guaranteed by a third party. Non-accruing loans at June 30, 2002 amounted to $513,000, compared to $424,000 at December 31, 2001.

At June 30, 2002 and December 31, 2001, Metro had an allowance for loan losses of $1,463,000 and $1,457,000, respectively, representing 1.2 percent of gross loans at June 30, 2002 and 1.3 percent of gross loans at December 31, 2001. Metro provides for probable incurred loan losses through regular provisions to the allowance for loan losses based upon a detailed quarterly assessment of the adequacy of Metro's loan loss reserve account. The increased provision in 2002 provides for higher levels of net charge-offs and responds to generally higher levels of non accrual loans during 2002.

                       Allowance for Loan Losses Activity
                     Six months ended June 30, 2002 and 2001
                             (dollars in thousands)

                                                   2002               2001
                                                   ----               ----
Allowance for Loan Losses, January 1          $   1,457          $   1,352
Loans Charged-Off:
     Commercial                                    (141)               (79)
     Real Estate                                     --                 --
     Mortgage                                        --                 --
     Installment                                    (60)               (17)
     Student Loans                                   --                 --
                                              ---------          ---------
Total Charged-Off Loans                            (201)               (96)
                                              ---------          ---------

Recoveries on Charged-Off Loans:
     Commercial                                      11                 10
     Real Estate                                     --                 --
     Mortgage                                        --                 --
     Installment                                     11                  7
     Student Loans                                   --                 --
                                              ---------          ---------
Total Recoveries                                     22                 17
                                              ---------          ---------
Net Charged-Off Loans                              (179)               (79)
                                              ---------          ---------
Provision for Loan Losses                           185                111
                                              ---------          ---------
Allowance for Loan Losses, June 30            $   1,463          $   1,384
                                              =========          =========

Average Loans Outstanding                     $ 114,807          $ 106,804
                                              =========          =========

Net Charged-Off loans to Average Loans             .156%              .074%
                                              =========          =========

DEPOSITS
--------

Total deposits at June 30, 2002 amounted to $135.6 million decreasing $6.9 million from total deposits at December 31, 2001. Since December 31, 2001, non-interest bearing demand deposits decreased by $5.7 million or 15.2 percent, while interest bearing deposits decreased by $1.3 million or 1.2 percent. Non-interest bearing demand deposits historically reflect a decrease from December 31 to June 30. The decrease in interest bearing demand deposits is considered to be due to competitive products and interest rates in the local market.

OTHER LIABILITIES
-----------------

Liabilities other than deposits decreased to $22.8 million from $26.5 million at December 31, 2001. This change resulted principally from decreases in short-term funding sources. Repurchase agreements decreased $5.8 million or 33.0 percent from December 31, 2001, due to changes in customer account balances since year end. Liabilities other than deposits also include $9.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

LIQUIDITY
---------

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

The Bank's Asset/Liability and Investment Committee, which sets forth the guidelines under which the Bank manages its deposits and its investment and loan portfolios, is responsible for monitoring the Bank's investment portfolio. The objective of this committee is to provide for the maintenance of an adequate net interest margin and adequate level of liquidity to keep the Bank sound and profitable during all stages of an interest rate cycle. Metro utilizes the services of an external investment consultant and a recognized research firm. These outside consultants provide Metro with decision support information necessary to monitor, analyze and track the performance of the Bank's investment portfolio.

Metro experienced a decrease in cash and cash equivalents, a primary source of liquidity, of $7.2 million during the first six months of 2002. Net cash from operating activities provided $3.2 million and investing activities provided $0.6 million. Financing activities used $11.1 million, principally due to a reduction in deposit accounts of $6.9 million and a reduction in repurchase agreements of $5.8 million.

In addition to core deposit funding, Metro also maintains revolving credit agreements with The Federal Home Loan Bank in the amount of $13.0 million and two regional banks in the amount of $4.0 million to meet short-term and long-term liquidity needs.

CAPITAL
-------

For the six months ending June 30, 2002, Metro's total capital increased by $412,000 to $15.3 million. Equity increased by: earnings of $740,000, grants of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan of $5,000, and an increase in accumulated other comprehensive income of $3,000. These increases were offset by: dividend and fractional share payments to shareholders of $318,000 and an increase in treasury stock of $18,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of June 30, 2002, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of June 30, 2002 (dollars in thousands):

                                                        To Be Well Capitalized
                                                        Under Prompt Corrective
                                   Actual                  Action Provisions
                             ----------------           -----------------------
                              Amount    Ratio            Amount          Ratio
                             -------    -----           --------         -----
Total Capital
(to Risk Weighted Assets)
     Metro                   $16,571    12.90%    >     $12,844    >     10.00%
                                                  -                -
     MetroBank               $15,556    12.19%    >     $12,764    >     10.00%
                                                  -                -

Tier 1 Capital
(to Risk Weighted Assets)
     Metro                   $15,108    11.76%    >      $7,706    >      6.00%
                                                  -                -
     MetroBank               $14,093    11.04%    >      $7,659    >      6.00%
                                                  -                -

Tier 1 Capital
(to Average Assets)
     Metro                   $15,108     8.92%    >      $8,470    >      5.00%
                                                  -                -
     MetroBank               $14,093     8.41%    >      $8,377    >      5.00%
                                                  -                -

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $3.6 million for the six months ended June 30, 2002, compared to $3.5 million for the comparable period of 2001, an increase of 3.5 percent. The increase in net interest income was driven primarily by a decline in funding costs compared to 2001. Metro's provision for loan losses was $185,000 for the six months ended June 30, 2002, compared to $111,000 for the same period in 2001.

PROVISION FOR LOAN LOSSES
-------------------------

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

The provision for loan losses totaled $185,000 for the six months ended June 30, 2002, compared to $111,000 for the comparable period in 2001. At June 30, 2002 and 2001, the Bank had an allowance for loan losses of $1,463,000 and $1,384,000 respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.24% and 1.20% at June 30, 2002 and 2001, respectively. The increase in the provision during 2002 was considered appropriate by management relative to its evaluation of the loan loss allowance adequacy.

NON-INTEREST INCOME
-------------------

Non-interest income decreased 4.3 percent to $692,000 compared to $723,000 in 2001, due primarily to the recognition of loan processing fees over the respective term of each loan as interest income beginning in 2002. For the six month period in 2001, the Bank recognized $96,000 of loan processing fees in non-interest income. Securities gains amounted to $71,000 for the six month period ending June 30, 2002 compared to $0 for the same period in 2001. Mortgage related fees increased $8,000 or 10.8 percent to $82,000 in 2002 due principally to an increase in mortgage loans originated and sold to outside investors during the quarter.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $3.1 million for the six month period ending June 30, 2002, compared to $3.0 million for the same period one year earlier, an increase of 3.3 percent. There was a 13.5 percent increase in salaries and employee benefits in 2002. This increase resulted from three additional full time equivalents in 2002 necessary to staff existing departments and branches, increased commissions paid to mortgage originators due to higher mortgage related revenues in 2002 and higher employee group health insurance costs and retirement plan benefit costs.

Occupancy and equipment expenses decreased by $14,000 and $41,000 or 5.3 percent and 21.1 percent respectively in 2002, due principally to expense reductions attributable to the Cub Foods branch office which closed in the second quarter of 2001.

Other expenses decreased $35,000 or 3.1 percent in 2002. This decrease is due principally to reductions in outside services, including advertising, legal and professional, and reduction in referral fees paid on indirect consumer loans.

NET INCOME
----------

Metro recorded net income of $740,000 for the six month period ending June 30, 2002, compared to $747,000 for the same period one year earlier, a decrease of
0.9 percent. Net income for the three months ended June 30, 2002 was $374,000, down 8.3 percent over 2001's same period net income of $408,000.

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

(a)      Metro held its annual meeting of shareholders on May 16, 2002.

(b)-(c) At the annual meeting, Metro's shareholders elected eleven directors to serve until the next annual meeting of the shareholders and until their successors are duly elected, qualified and serving. The votes cast for the directors at the annual meeting were as follows:

                                              Number of Votes
                                     ---------------------------------
                                                              Broker
            Director's Name             For      Withheld    Non-Votes
         -------------------------   ---------   --------    ---------
         Chris G. Batalis            1,989,878          -       74,834
         Ike G. Batalis              1,985,021      4,857       74,834
         Terry L. Eaton              1,989,878          -       74,834
         James F. Keenan             1,989,878          -       74,834
         Robert L. Lauth, Jr.        1,989,878          -       74,834
         James C. Lintzenich         1,989,878          -       74,834
         R. D. "Rusty" Richardson    1,989,878          -       74,834
         Edward R. Schmidt           1,989,614        264       74,834
         Donald F. Walter            1,989,746        132       74,834
         -------------------------   ---------   --------    ---------


         At the annual meeting, Metro's shareholders also ratified the appointment of Crowe, Chizek and Company LLP as independent public accountants for MetroBanCorp and its subsidiary for the fiscal year ending December 31, 2002.

         For: 2,018,956    Against: 5,076    Abstaining: 1,412
              ---------             -----                -----
         Broker Non-Votes: 39,268
                           ------

Item 5.  Other Information - none.
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits - Exhibits required by Item 601 of Regulation S-B are listed in the Exhibit Index hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 METROBANCORP
                                 (Registrant)

August 14, 2002                  By: /S/ Ike G. Batalis
                                     -------------------------------
                                     Ike G. Batalis
                                     President (Principal
                                     Executive Officer)



August 14, 2002                  By: /S/ Charles V. Turean
                                     -----------------------------
                                     Charles V. Turean
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------

99.1            Certification pursuant to 18 U.S.C. Section 1350 for Chief
                Executive Officer.

99.2            Certification pursuant to 18 U.S.C. Section 1350 for Chief
                Financial Officer.