Form 10QSB
period 2002-09-30
METROBANCORP
filed 2002-11-13
CIK 818999

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    SEPTEMBER 30, 2002.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date November 12, 2002:
2,056,837 Shares of Common Stock
--------------------------------

Transitional Small Business Disclosure Format:

Yes     No  X
    ---    ---

                                  MetroBanCorp
                                   FORM 10-QSB
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Condition
         September 30, 2002 and December 31, 2001                             3

         Consolidated Statements of Operations and Comprehensive Income/(Loss)
         Three Months Ended September 30, 2002 and 2001                       4

         Consolidated Statements of Operations and Comprehensive Income
         Nine Months Ended September 30, 2002 and 2001                        5

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001                        6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8

Item 3.  Controls and Procedures                                             14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults Under Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Condition
(dollars in thousands)

                                                                             (unaudited)
                                                                              09/30/02       12/31/01
                                                                              ---------     ---------
Assets
   Cash and Due from Banks                                                    $  50,382     $  28,955

   Securities Held to Maturity
      (Fair Value:  2002 - $3,314 and 2001 - $3,272)                              3,201         3,204
   Securities Available for Sale                                                 25,468        34,029
                                                                              ---------     ---------
              Total Securities                                                   28,669        37,233

   Loans held for sale                                                              773         2,018
   Loans, net of allowance of $1,531 and $1,457, respectively                   116,084       112,325

   Premises and Equipment, net                                                    1,141         1,168
   Accrued Interest Receivable and Other Assets                                   1,879         2,286
                                                                              ---------     ---------

              Total Assets                                                    $ 198,928     $ 183,985
                                                                              =========     =========

Liabilities
   Deposits:
        Non-Interest Bearing                                                  $  41,113     $  37,341
        Interest Bearing                                                        118,187       105,177
                                                                              ---------     ---------
              Total Deposits                                                    159,300       142,518

   Repurchase Agreements                                                         12,910        17,544
   Other Borrowings                                                               9,000         7,000
   Accrued Interest Payable and Other Liabilities                                 2,672         1,993
                                                                              ---------     ---------
              Total Liabilities                                                 183,882       169,055
                                                                              ---------     ---------
Shareholders' Equity
   Preferred Stock: 1,000,000 shares authorized; none outstanding                    --            --
   Common Stock:    no par value, 3,000,000 shares authorized; 2,108,607 and
                    2,107,453 issued; 2,056,837 and 2,064,823 outstanding,
                    respectively                                                 14,978        14,968
   Treasury Stock, 51,770 and 42,630 shares, at cost                               (327)         (238)
   Retained Earnings/(Accumulated Deficit)                                          138           (81)
   Accumulated Other Comprehensive Income                                           257           281
                                                                              ---------     ---------
              Total Shareholders' Equity                                         15,046        14,930
                                                                              ---------     ---------

              Total Liabilities and Shareholders' Equity                      $ 198,928     $ 183,985
                                                                              =========     =========

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income/(Loss)
(unaudited)
(dollars in thousands, except per share data)

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                        09/30/02         09/30/01
                                                                       -----------     -----------
Interest Income
                Loans, including related fees                          $     2,177     $     2,550
                Securities                                                     443             614
                                                                       -----------     -----------
                         Total Interest Income                               2,620           3,164

Interest Expense
                Deposits                                                       702           1,088
                Other                                                          106             166
                                                                       -----------     -----------
                         Total Interest Expense                                808           1,254
                                                                       -----------     -----------
                              Net Interest Income                            1,812           1,910
Provision for Loan Losses                                                       94              59
                                                                       -----------     -----------
                Net Interest Income after Provision for Loan Losses          1,718           1,851
                                                                       -----------     -----------

Non-Interest Income
                Service Charges on Deposit Accounts                            153             149
                Securities Gains                                                14               1
                ATM Fee Income                                                 108             103
                Other Service Charges, Commissions and Fees                    113              94
                                                                       -----------     -----------
                         Total Non-Interest Income                             388             347

Non-Interest Expense
                Salaries and Employee Benefits                               1,144             689
                Occupancy, net                                                 127             123
                Equipment                                                       75              98
                Advertising and Public Relations                                54              56
                Legal and Professional                                         356              62
                Data Processing                                                102             101
                Other                                                          324             388
                                                                       -----------     -----------
                         Total Non-Interest Expense                          2,182           1,517
                                                                       -----------     -----------

                         Income/(Loss) Before Income Taxes                     (76)            681

                         Provision for Income Taxes                            (29)            259

                                                                       -----------     -----------
Net Income/(Loss)                                                      ($       47)    $       422
                                                                       ===========     ===========
Comprehensive Income/(Loss)                                            ($       73)    $       590
                                                                       ===========     ===========

Basic net income/(loss) per common share                               ($     0.02)    $      0.20
Diluted net income/(loss) per common share                             ($     0.02)    $      0.19

Weighted Average Shares Outstanding                                      2,057,971       2,101,161
Weighted Average Shares Outstanding - Assuming Dilution                  2,268,226       2,189,660

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1.  Financial Statements
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(dollars in thousands, except per share data)

                                                                           Nine Months Ended
                                                                       ------------------------
                                                                        09/30/02      09/30/01
                                                                       ----------    ----------
Interest Income
                Loans, including related fees                          $    6,517    $    7,679
                Securities                                                  1,384         1,990
                Other                                                          --             5
                                                                       ----------    ----------
                         Total Interest Income                              7,901         9,674

Interest Expense
                Deposits                                                    2,032         3,683
                Other                                                         299           518
                                                                       ----------    ----------
                         Total Interest Expense                             2,331         4,201
                                                                       ----------    ----------
                              Net Interest Income                           5,570         5,473
Provision for Loan Losses                                                     278           170
                                                                       ----------    ----------
                Net Interest Income after Provision for Loan Losses         5,292         5,303
                                                                       ----------    ----------

Non-Interest Income
                Service Charges on Deposit Accounts                           453           440
                Securities Gains                                               85             1
                ATM Fee Income                                                288           299
                Other Service Charges, Commissions and Fees                   254           330
                                                                       ----------    ----------
                         Total Non-Interest Income                          1,080         1,070

Non-Interest Expense
                Salaries and Employee Benefits                              2,733         2,088
                Occupancy, net                                                379           388
                Equipment                                                     228           292
                Advertising and Public Relations                              157           171
                Legal and Professional                                        484           206
                Data Processing                                               314           310
                Other                                                         959         1,035
                                                                       ----------    ----------
                         Total Non-Interest Expense                         5,254         4,490
                                                                       ----------    ----------

                         Income Before Income Taxes                         1,118         1,883

                         Provision for Income Taxes                           425           714

                                                                       ----------    ----------
Net Income                                                             $      693    $    1,169
                                                                       ==========    ==========
Comprehensive Income                                                   $      669    $    1,780
                                                                       ==========    ==========

Basic net income per common share                                      $     0.34    $     0.55
Diluted net income per common share                                    $     0.31    $     0.53

Weighted Average Shares Outstanding                                     2,062,312     2,093,943
Weighted Average Shares Outstanding - Assuming Dilution                 2,229,970     2,166,821

See accompanying notes.

MetroBanCorp
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                 Nine Months Ended
                                                                               ---------------------
                                                                               09/30/02     09/30/01
                                                                               --------     --------
Operating Activities:

Net Income                                                                     $    693     $  1,169
Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
     Provision for Loan Losses                                                      278          170
     Depreciation and Amortization                                                  194          268
     Net Amortization on Securities                                                 (79)          66
     Gain on Sale of Securities                                                     (85)          (1)
     Change in Accrued Interest Receivable and Other Assets                         444          226
     Change in Accrued Interest Payable and Other Liabilities                       679          207
     Change in Loans Held for Sale                                                1,245          (78)
                                                                               --------     --------
        Total Adjustments                                                         2,676          858
                                                                               --------     --------

Net Cash Provided by Operating Activities                                         3,369        2,027
                                                                               --------     --------

Investing Activities:
     Proceeds from Maturities and Paydowns of Securities Available for Sale      10,787        6,674
     Proceeds from Sales of Securities Available for Sale                         7,632        7,173
     Purchases of Securities Available for Sale                                  (9,752)     (12,685)
     Proceeds from the Repayment of Student Loans                                   519          325
     Net Loans Made to Customers                                                 (4,556)     (12,543)
     Purchases of Premises and Equipment, net                                      (167)          (3)
                                                                               --------     --------
Net Cash Provided by (Used in) Investing Activities                               4,463      (11,059)
                                                                               --------     --------

Financing Activities:
     Change in Deposits                                                          16,782          271
     Change in Repurchase Agreements                                             (4,634)       7,791
     Change in FHLB Advances                                                      2,000        2,000
     Cash Dividends Paid                                                           (474)        (426)
     Purchase of Treasury Stock                                                     (89)          --
     Issuance of Common Stock                                                        12           85
     Repurchase of Common Stock and Fractional Shares                                (2)        (352)
                                                                               --------     --------
Net Cash Provided by Financing Activities                                        13,595        9,369
                                                                               --------     --------
Net Increase in Cash and Cash Equivalents                                        21,427          337
Cash and Cash Equivalents at Beginning of Period                                 28,955       22,192
                                                                               --------     --------
Cash and Cash Equivalents at End of Period                                     $ 50,382     $ 22,529
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

         In the opinion of management of Metro, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the consolidated financial condition of Metro as of September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods ended September 30, 2002 and 2001.

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

                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                              2002            2001
                                                                           -----------     -----------
         Basic
                   Net income/(loss)                                       ($       47)    $       422
                                                                           ===========     ===========

                    Weighted average common shares outstanding               2,057,971       2,101,161

                Basic earnings per common share                            ($     0.02)    $      0.20
                                                                           ===========     ===========

         Diluted
                   Net income/(loss)                                       ($       47)    $       422
                                                                           ===========     ===========
                   Weighted average common shares outstanding for basic
                     earnings per common share                               2,057,971       2,101,161
                   Add:  Dilutive effects of assumed exercises of stock
                     options                                                   210,255          88,499
                                                                           -----------     -----------

                Average shares and dilutive potential common shares          2,268,226       2,189,660
                                                                           ===========     ===========

            Diluted earnings per common share                              ($     0.02)    $      0.19
                                                                           ===========     ===========

                                                                          For the Nine Months Ended
                                                                                 September 30,
                                                                              2002          2001
                                                                           ----------    ----------
         Basic
                   Net income                                              $      693    $    1,169
                                                                           ==========    ==========

                    Weighted average common shares outstanding              2,062,312     2,093,943

                Basic earnings per common share                            $     0.34    $     0.55
                                                                           ==========    ==========

         Diluted
                   Net income                                              $      693    $    1,169
                                                                           ==========    ==========
                   Weighted average common shares outstanding for basic
                     earnings per common share                              2,062,312     2,093,943
                   Add:  Dilutive effects of assumed exercises of stock
                     options                                                  167,658        72,878
                                                                           ----------    ----------

                Average shares and dilutive potential common shares         2,229,970     2,166,821
                                                                           ==========    ==========

            Diluted earnings per common share                              $     0.31    $     0.53
                                                                           ==========    ==========

4.       New Accounting Pronouncements
         -----------------------------

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

5.       Pending Merger
         --------------

         MetroBanCorp has signed a definitive agreement to be acquired by First Indiana Corporation for $17 per share. The agreement is subject to various terms and conditions, including shareholder approval. The transaction is scheduled to close during the first quarter of 2003.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

The following discussion is presented to provide information concerning the consolidated financial condition of MetroBanCorp and its wholly-owned affiliate, MetroBank ("Bank") (together, "Metro") as of September 30, 2002 as compared to December 31, 2001, and the results of operations for the three and nine month periods ending September 30, 2002 and 2001.

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

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state banking regulators and the Office of Thrift Supervision, whose policies and regulations could affect Metro's financial results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate and market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which Metro operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies; mergers and acquisitions and Metro's ability to manage these and other risks, and the closing of the proposed merger with First Indiana Corporation.

RECENT DEVELOPMENTS
-------------------

On September 4, 2002, MetroBanCorp, MetroBank, First Indiana Corporation, FIC Acquisition Corporation and First Indiana Bank, National Association entered into an Agreement and Plan of Merger pursuant to which MetroBanCorp will be acquired by First Indiana Corporation. Pursuant to that agreement, each issued and outstanding share of MetroBanCorp common stock will be converted into the right to receive a cash amount equal to Seventeen and No/100 Dollars ($17.00). The consummation of the transactions contemplated in the agreement are subject to the approval of the shareholders of MetroBanCorp, receipt of necessary approvals under the state and federal banking laws and other customary closing conditions.

FINANCIAL CONDITION

ASSETS
------

At September 30, 2002, Metro had total assets of $198.9 million, an increase of $14.9 million or 8.1 percent from December 31, 2001. Increased deposits and a decline in securities resulted in an increase in Cash and Due from Banks of $21.4 million. Consolidated earning assets totaled $180.4 million, or 90.7 percent of total assets, at September 30, 2002. The principal components of earning assets were loans in the amount of $118.2 million or 65.5 percent of total earning assets, securities of $28.7 million or 15.9 percent of total earning assets and interest bearing due from bank accounts of $33.6 million or
18.7 percent of total earning assets. Earning assets at December 31, 2001 were $166.8 million, or 90.7 percent of total assets.

SECURITIES
----------

Total securities at September 30, 2002 were $28.7 million, decreasing by $8.6 million or 23.0 percent from the amount at December 31, 2001. Purchases of securities totaled $9.8 million during 2002, which were offset by reductions from securities sold, principal paydowns and maturities.

LOANS
-----

Gross loans outstanding increased $3.8 million or 3.4 percent from December 31, 2001 to September 30, 2002. Metro continued to make a concerted effort to increase its commercial, real estate and installment loan portfolios through the use of an extensive loan officer calling program aimed at Metro's target market. At September 30, 2002, net loans amounted to 58.4 percent of total assets, compared to 61.1 percent of total assets at year end 2001. Metro's loan to deposit ratio, which is one measure of liquidity, was 73.8 percent at September 30, 2002, compared to 79.8 percent at year end 2001.

                          Loan Portfolio at Period-End
                             (dollars in thousands)

                             September 30,  December 31,
                                 2002          2001        % Change
                             -------------  ------------   --------
Commercial & Agricultural     $  24,497     $  26,782        (8.53%)
Real Estate - Construction        5,734         6,095        (5.92%)
Real Estate - Mortgage           64,368        56,164        14.61%
Installment                      21,023        22,229        (5.43%)
Student Loans                     1,993         2,512       (20.66%)
                              ---------     ---------     ---------

             Gross Loans        117,615       113,782         3.37%
Less:
Allowance for Loan Losses        (1,531)       (1,457)        5.08%
                              ---------     ---------     ---------

             Loans, net       $ 116,084     $ 112,325         3.35%
                              =========     =========     =========

Delinquent loans at September 30, 2002 were $810,000, representing 0.7 percent of gross loans, compared to $1,026,000 of delinquent loans, or 0.9 percent of gross loans, at year end 2001. Delinquent loans at September 30, 2002 and December 31, 2001 included $250,000 and $244,000, respectively, of student loans guaranteed by a third party. Non-accruing loans at September 30, 2002 amounted to

$232,000, compared to $424,000 at December 31, 2001.

At September 30, 2002 and December 31, 2001, Metro had an allowance for loan losses of $1,531,000 and $1,457,000, respectively, representing 1.3 percent of gross loans at September 30, 2002 and December 31, 2001. Metro provides for probable incurred loan losses through regular provisions to the allowance for loan losses based upon a detailed quarterly assessment of the adequacy of Metro's loan loss reserve account. The increased provision in 2002 provides for higher levels of net charge-offs and responds to generally higher levels of non accrual loans during 2002.

                       Allowance for Loan Losses Activity
                  Nine months ended September 30, 2002 and 2001
                             (dollars in thousands)

                                             2002           2001
                                           ---------      ---------
Allowance for Loan Losses, January 1       $   1,457      $   1,352
Loans Charged-Off:
     Commercial                                 (149)           (79)
     Real Estate                                  --             --
     Mortgage                                     --             --
     Installment                                 (82)           (43)
     Student Loans                                --             --
                                           ---------      ---------
Total Charged-Off Loans                         (231)          (122)
                                           ---------      ---------

Recoveries on Charged-Off Loans:
     Commercial                                   11             24
     Real Estate                                  --             --
     Mortgage                                     --             --
     Installment                                  16              8
     Student Loans                                --             --
                                           ---------      ---------
Total Recoveries                                  27             32
                                           ---------      ---------
Net Charged-Off Loans                           (204)           (90)
                                           ---------      ---------
Provision for Loan Losses                        278            170
                                           ---------      ---------
Allowance for Loan Losses, September 30    $   1,531      $   1,432
                                           =========      =========

Average Loans Outstanding                  $ 115,798      $ 109,321
                                           =========      =========

Net Charged-Off loans to Average Loans          .176%          .082%
                                           =========      =========

DEPOSITS
--------

Total deposits at September 30, 2002 amounted to $159.3 million increasing $16.8 million from total deposits at December 31, 2001. Since December 31, 2001, non-interest bearing demand deposits increased by $3.8 million or 10.1 percent, while interest bearing deposits increased by $13.0 million or 12.4 percent. Non-interest bearing demand deposits historically reflect an increase from December 31 to September 30. The increase in interest bearing demand deposits is considered to be due to competitive products and interest rates in the local market. In addition, bank deposit accounts are increasing generally as customers seek less volatile and safer investment opportunities.

OTHER LIABILITIES
-----------------

Liabilities other than deposits decreased to $24.6 million from $26.5 million at December 31, 2001. This change resulted principally from decreases in short-term funding sources. Repurchase agreements decreased $4.6 million or 26.4 percent from December 31, 2001, due to changes in customer account balances since year end. Liabilities other than deposits also include $9.0 million in borrowings from the Federal Home Loan Bank. Membership in the Federal Home Loan Bank provides Metro with an ongoing source of funds to assist in liquidity management and funding loans.

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

Metro experienced an increase in cash and cash equivalents, a primary source of liquidity, of $21.4 million during the first nine months of 2002. Net cash from operating activities provided $3.4 million and investing activities provided $4.5 million. Financing activities provided $13.6 million, principally due to an increase in deposit accounts of $16.8 million and a reduction in repurchase agreements of $4.6 million.

In addition to core deposit funding, Metro also maintains revolving credit agreements with The Federal Home Loan Bank in the amount of $17.0 million and two regional banks in the amount of $4.0 million to meet short-term and long-term liquidity needs.

CAPITAL
-------

For the nine months ending September 30, 2002, Metro's total capital increased by $116,000 to $15.0 million. Equity increased by: earnings of $693,000 and grants of Metro's common stock to employees under the MetroBanCorp Equity Ownership Plan of $12,000. These increases were offset by: a decrease in accumulated other comprehensive income of $24,000, dividend and fractional share payments to shareholders of $476,000 and an increase in treasury stock of $89,000.

Metro is subject to various capital requirements imposed by the federal banking regulatory authorities. Quantitative measures established by regulation to ensure capital adequacy require Metro to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes that, as of September 30, 2002, Metro meets all capital adequacy requirements to which it is subject. The following table sets forth the actual and minimum capital amount and ratios of Metro and MetroBank as of September 30, 2002 (dollars in thousands):

                                                                   To Be Well Capitalized
                                                                  Under Prompt Corrective
                                      Actual                          Action Provisions
                            ----------------------------     -----------------------------------
                               Amount          Ratio            Amount               Ratio
                            -------------   ------------     --------------     ----------------
Total Capital
(to Risk Weighted Assets)
    Metro                        $16,320         12.21%       >    $13,369       >       10.00%
                                                              -                  -
    MetroBank                    $16,022         12.05%       >    $13,298       >       10.00%
                                                              -                  -

Tier 1 Capital
(to Risk Weighted Assets)
    Metro                        $14,789         11.06%       >     $8,021       >        6.00%
                                                              -                  -
    MetroBank                    $14,491         10.90%       >     $7,979       >        6.00%
                                                              -                  -

Tier 1 Capital
(to Average Assets)
    Metro                        $14,789          8.57%       >     $8,626       >        5.00%
                                                              -                  -
    MetroBank                    $14,491          8.49%       >     $8,538       >        5.00%
                                                              -                  -

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income after provision for loan losses was $5.3 million for the nine months ended September 30, 2002 and 2001. Lower yields on earning assets were substantially matched by lower costs of funds. Metro's provision for loan losses was $278,000 for the nine months ended September 30, 2002, compared to $170,000 for the same period in 2001.

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

The provision for loan losses totaled $278,000 for the nine months ended September 30, 2002, compared to $170,000 for the comparable period in 2001. At September 30, 2002 and 2001, the Bank had an allowance for loan losses of $1,531,000 and $1,432,000 respectively. The Bank's allowance for loan losses to ending total loans, as a percentage, amounted to 1.30 percent and 1.25 percent at September 30, 2002 and 2001, respectively. The increase in the provision during 2002 was considered appropriate by management relative to its evaluation of the loan loss allowance adequacy.

NON-INTEREST INCOME
-------------------

Non-interest income increased 0.9 percent to $1,080,000 compared to $1,070,000 in 2001. Increased securities gains offset reduced other income. Securities gains amounted to $85,000 for the nine month period ending September 30, 2002 compared to $1,000 for the same period in 2001. Mortgage related fees, included in other income, increased $57,000 or 52.2 percent to $167,000 in 2002 due principally to an increase in mortgage loans originated and sold to outside investors while other service fees cleared.

NON-INTEREST EXPENSE
--------------------

Non-interest expense amounted to $5.3 million for the nine month period ending September 30, 2002, compared to $4.5 million for the same period one year earlier, an increase of 17.0 percent. There was a 30.9 percent increase in salaries and employee benefits in 2002 year to date and a 66 percent increase in the third quarter. More than half of this increase is due to increased benefit plan expense, which is tied to Metro's stock price which increased significantly in the third quarter as a result of the announced merger agreement. In addition, this increase includes three additional full time equivalents in 2002 necessary to staff existing departments and branches, increased commissions paid to mortgage originators due to higher mortgage related revenues in 2002 and higher employee group health insurance costs and retirement plan benefit costs.

Occupancy and equipment expenses decreased by $9,000 and $64,000 or 2.3 percent and 21.9 percent respectively in 2002, due principally to expense reductions attributable to the Cub Foods branch office which closed in the second quarter of 2001.

Other expenses increased $192,000 or 11.1 percent in 2002. This increase is due principally to increased, legal and professional, fees related to the proposed merger.

NET INCOME
----------

Metro recorded net income of $693,000 for the nine month period ending September 30, 2002, compared to $1,169,000 for the same period one year earlier, a decrease of 40.7 percent. Metro reported a net loss for the three months ended September 30, 2002 of $47,000. The results were impacted by a recent announcement, in which MetroBanCorp agreed to be acquired by First Indiana Corporation in a cash transaction for $17 per share. The consolidated loss of $47,000 was recognized in the third quarter of 2002, as expenses totaling approximately $367,000 for the quarter were recognized related to employee benefits which are tied to changes in the value of the corporation's stock price. Additional legal and consulting expenses attributable to the merger of approximately $323,000 were also recognized during the quarter. Excluding the merger related expenses noted above, $690,000 of expenses which after tax benefit aggregate of $427,000, net income for the third quarter of 2002 declined to $380,000 from $421,000 in 2001.


ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

(a) Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of MetroBanCorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective.

(b) Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in MetroBanCorp's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

(a)      Exhibits - Exhibits required by Item 601 of Regulation S-B are listed in the Exhibit Index hereto.

(b)      Reports on Form 8-K:
         (1) Form 8-K filed September 6, 2002 - News release announcing that MetroBanCorp had signed a definitive agreement to be acquired by First Indiana Corporation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROBANCORP
                                       (Registrant)

November 13, 2002                      By: /S/ Ike G. Batalis
                                           -----------------------------------
                                           Ike G. Batalis
                                           President (Principal
                                           Executive Officer)



November 13, 2002                      By: /S/ Charles V. Turean
                                           ----------------------------------
                                           Charles V. Turean
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                                  CERTIFICATION

1. I have reviewed this quarterly report on Form 10-QSB of MetroBanCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                               /S/ Ike G. Batalis
                               ------------------
                                 Ike G. Batalis
                      President and Chief Executive Officer

                                  CERTIFICATION

1. I have reviewed this quarterly report on Form 10-QSB of MetroBanCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                              /S/ Charles V. Turean
                              ---------------------
                                Charles V. Turean
              Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

 2.1 Agreement of Affiliation and Merger, dated as of September 4, 2002 incorporated by reference from Form 8-K filed September 6, 2002.

99.1              Certification pursuant to 18 U.S.C. Section 1350 for Chief
                  Executive Officer.

99.2              Certification pursuant to 18 U.S.C. Section 1350 for Chief
                  Financial Officer.